Form 10-K
period 1993-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1994-03-30
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1993                  Commission file number 0-10494


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
        (Exact name of registrant as specified in its charter)


      Illinois                                36-3102608
(State of organization)            (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois            60611
(Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
- -------------------                           -------------------------
        None                                               None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated May 8, 1981, as supplemented July 27, 1981, October 9, 1981, November 5, 1981, December 10, 1981, February 19, 1982 and April 23, 1982, and filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

                              TABLE OF CONTENTS



                                                               PAGE
                                                               ----

PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      5

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .      8

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .      8


PART II

Item  5.     Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters .      8

Item  6.     Selected Financial Data . . . . . . . . . . . .      9

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations .     15

Item  8.     Financial Statements and Supplementary Data . .     23

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .     57


PART III

Item 10.     Directors and Executive Officers of the
             Partnership . . . . . . . . . . . . . . . . . .     57

Item 11.     Executive Compensation. . . . . . . . . . . . .     60

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . .     61

Item 13.     Certain Relationships and Related Transactions.     62


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K . . . . . . . . . . . . . .     62


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .     64















                                   i

                                   PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership - XI (the "Partnership"), is a limited partnership formed in 1981 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $137,500,000 in Limited Partnership Interests (the "Interests") to the public commencing on May 8, 1981 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-70724). A total 137,500 Interests were sold to the public at $1,000 per Interest. The offering closed on May 5, 1982. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2031. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                      SALE OR DISPOSITION
                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (g)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------
 1.  River Hills Apartments
     Arlington, Texas. . . .          476 units       4/14/81         11/26/84                   fee ownership of land and
                                                                                                 improvements
 2.  Wood Forest Glen Apartments
     Houston, Texas. . . . .          336 units       4/15/81         4/2/92                     fee ownership of land and
                                                                                                 improvements (c)
 3.  Scotland Yard Apartments
     -Phase I
     Houston, Texas. . . . .          332 units       4/15/81         3%                         fee ownership of land and
                                                                                                 improvements
 4.  Somerset Lake Apartments
     Indianapolis, Indiana..          360 units       6/1/81          11/10/88                   fee ownership of land and
                                                                                                 improvements
 5.  Pavillion Towers Office
     Complex
     Aurora, Colorado. . . .          280,000 sq.ft.  5/28/81         4/25/86                    fee ownership of land and
                                          n.r.a.                                                 improvements (through
                                                                                                 joint venture partnership)
                                                                                                 (c)
 6.  Bitter Creek Apartments
     Grand Prairie, Texas. .          472 units       6/1/81          6/10/92                    fee ownership of land and
                                                                                                 improvements (through
                                                                                                 joint venture partnership)(c)
 7.  Mall of Memphis
     Memphis, Tennessee. . .          493,000 sq.ft.  8/3/81          15%                        fee ownership of land and
                                         g.l.a.                                                  improvements (through joint
                                                                                                 venture partnership)(d)(h)
 8.  767 Third Avenue
     Office Building
     New York, New York. . .          273,000 sq.ft.  9/30/81         20%                        fee ownership of land and
                                         n.r.a.                                                  improvements (through joint
                                                                                                 venture partnership)(d)(h)
 9.  Riverfront Office Building
     Cambridge,
     Massachusetts . . . . .          332,000 sq.ft.  10/22/81        7%                         fee ownership of improve-
                                         n.r.a.                                                  ments and ground leasehold
                                                                                                 interest in land (through
                                                                                                 joint venture partnership)
                                                                                                 (d)(e)
                                                                      SALE OR DISPOSITION
                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (g)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------

10.  Fontaine Woods Apartments
     Red Bank, Tennessee . .          262 units       12/1/81         12/31/84                   fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnership)
11.  El Dorado View Apartments
     Webster, Texas. . . . .          244 units       7/31/81         2%                         fee ownership of land and
                                                                                                 improvements
12.  Gatehall Plaza Office
     Building
     Parsippany, New Jersey.          118,000 sq.ft.  3/11/82         10/31/91                   fee ownership of improve-
                                         n.r.a.                                                  ments and ground leasehold
                                                                                                 interest in land (through
                                                                                                 joint venture partnership)
                                                                                                 (f)
13.  824 Market Street
     Office Building
     Wilmington, Delaware. .          195,220 sq.ft.  6/15/82         5%                         fee ownership of land and
                                         n.r.a.                                                  improvements (through joint
                                                                                                 venture partnership)(d)
14.  Scotland Yard
     Apartments-Phase II
     Houston, Texas. . . . .          346 units       6/28/82         3%                         fee ownership of land and
                                                                                                 improvements
15.  South Point Apartments
     Houston, Texas. . . . .          244 units       5/11/82         7/29/93                    fee ownership of land and
                                                                                                 improvements (c)
16.  Meadowcrest Apartments
     Dallas, Texas . . . . .          352 units       7/1/82          6/9/92                     fee ownership of land and
                                                                                                 improvements(c)
17.  Coast Federal Office
     Building
     Pasadena, California. .          101,777 sq.ft.  9/6/82          11/21/86                   fee ownership of land and
                                         n.r.a.                                                  improvements
18.  National City Center
     Office Building
     Cleveland, Ohio . . . .          786,400 sq.ft.  7/27/83         4%                         fee ownership of land and
                                         n.r.a.                                                  improvements (through joint
                                                                                                 venture partnership)(d)
19.  Yerba Buena West Office
     Building
     San Francisco, California        267,687 sq.ft.  8/30/85         6/24/92                    fee ownership of land and
                                         n.r.a.                                                  improvements (through joint
                                                                                                 venture partnership)(d)(i)

- -----------------------

  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) This property has been sold. Reference is made to Note 7 for a description of the sale of such real property investment.

  (d) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (e) Reference is made to Note 8(b) for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

  (f) The lender realized upon its security and took title to the property. Reference is made to Note 4(b).

  (g) Reference is made to Item 8 - Schedules X and XI filed with this annual report for further information concerning real estate taxes and depreciation.

  (h) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (i) Reference is made to Note 3(b(1)) regarding the disposition of this investment property.


     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured.

     On July 29, 1993, the Partnership sold the South Point Apartments located in Houston, Texas to an unaffiliated third party. Such transaction was described in the Partnership's Report on Form 8-K dated August 30, 1993, which is hereby incorporated herein by reference. Reference is also made to Note 7(f) for a further description of such transaction.

     Reference is made to Note 8(a) filed with this annual report for a schedule of minimum lease payments to be received in cash over the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1993.

     The Partnership has approximately 24 full-time personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                              1992                              1993
                                                                --------------------------------  --------------------------------
                                                                    At       At      At      At       At      At      At       At
                                             Principal Business    3/31     6/30    9/30   12/31     3/31    6/30    9/30    12/31
                                             ------------------    ----     ----    ----   -----     ----    ----    ----    -----

 1. Scotland Yard Apartments-Phase II
     Houston, Texas. . . . . . . . . .              Residential     94%      96%     97%     95%     92%     93%     97%       95%
 2. South Point Apartments
     Houston, Texas. . . . . . . . . .              Residential     98%      96%     92%     93%     95%     93%     N/A       N/A
 3. 824 Market Street
     Wilmington, Delaware (a). . . . .                  Banking     44%      42%     42%     42%     42%     46%     46%       49%
 4. Mall of Memphis
     Memphis, Tennessee. . . . . . . .                   Retail     83%      82%     83%     87%     88%     90%     90%       91%
 5. Riverfront Office Building
     Cambridge, Massachusetts (b). . .       Insurance/Software     91%      96%     72%     67%     80%     73%     72%       85%
                                                    Development
 6. Scotland Yard Apartments-Phase I
     Houston, Texas. . . . . . . . . .              Residential     93%      96%     97%     97%     94%     93%     98%       93%
 7. El Dorado View Apartments
     Houston, Texas. . . . . . . . . .              Residential     95%      94%     97%     95%     95%     98%     91%       93%
 8. 767 Third Ave. Office Building
     New York, New York. . . . . . . .   Foreign Representation     70%      76%     74%     67%     67%     78%     81%       83%
 9. National City Center Office Building
     Cleveland, Ohio . . . . . . . . .                  Banking     96%      96%     96%     96%     96%     96%     96%       96%

- --------------------

  Reference is made to Item 6, Item 7 and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

  An "N/A" indicates that the property was sold or disposed or the Partnership's interest in the property was sold or disposed and was not owned by the Partnership at the end of the period.

  (a) In January 1990, a major tenant began vacating its space; however, the tenant is obligated to pay rent to the joint venture through the original terms of their lease which expires at various dates beginning in December of 1990. Therefore, this property was leased to 73% at March 31, June 30, September 30 and December 31, 1992, to 73% at March 31, 1993, to 77% at June 30, 1993, to 77% at September 30, 1993 and to 80% at December 31, 1993. The lease term on the tenant's remaining occupied space at December 31, 1993 expires in April 1994.

  (b) In July 1992, a major tenant vacated its space; however, the tenant was obligated to pay rent to the joint venture through the original terms of its lease which expired in April 1993.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings, other than ordinary litigation incidental to the business of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1992 and 1993.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 14,080 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                           DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989
                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                                  1993            1992             1991            1990            1989
                                             -------------   -------------    -------------   -------------   -------------
Total income . . . . . . . . . . . . . . .    $ 37,201,961      40,441,060       48,842,071      49,696,562      49,799,632
                                              ============    ============     ============    ============    ============

Operating loss . . . . . . . . . . . . . .    $(11,510,063)     (6,856,914)      (6,310,403)     (5,409,090)     (4,658,126)
Partnership's share of operations of
 unconsolidated ventures . . . . . . . . .        (136,092)       (762,164)      (1,319,301)     (2,242,349)       (893,239)
Venture partners' share of ventures'
 operations. . . . . . . . . . . . . . . .       3,679,780       2,339,587        1,148,561         579,207         120,207
                                              ------------    ------------     ------------    ------------    ------------

Net operating loss . . . . . . . . . . . .      (7,966,375)     (5,279,491)      (6,481,143)     (7,072,232)     (5,431,158)
Gain on sale or disposition of
 investment properties, net of
 venture partner's share . . . . . . . . .       1,433,916       8,790,767        4,235,904       1,795,820           4,857
Extraordinary items, net of
 venture partner's share . . . . . . . . .           --              --             143,082       2,999,824           --
                                              ------------    ------------     ------------    ------------    ------------

     Net earnings (loss) . . . . . . . . .    $ (6,532,459)      3,511,276       (2,102,157)     (2,276,588)     (5,426,301)
                                              ============    ============     ============    ============    ============

Net earnings (loss) per limited
 partnership interest (b):
   Net operating loss. . . . . . . . . . .    $     (55.62)         (36.86)          (45.25)         (49.37)         (37.92)
   Gain on sale or disposition
    of investment properties, net
    of venture partner's share . . . . . .           10.32           63.29            30.50           12.93             .03
   Extraordinary items, net of
    venture partner's share. . . . . . . .           --              --                1.00           20.94           --
                                              ------------    ------------     ------------    ------------    ------------

     Net earnings (loss) . . . . . . . . .    $     (45.30)          26.43           (13.75)         (15.50)         (37.89)
                                              ============    ============     ============    ============    ============

Total assets . . . . . . . . . . . . . . .    $169,411,131     170,266,483      194,905,203     208,586,635     230,516,287
Long-term debt . . . . . . . . . . . . . .    $106,140,597     104,843,567      107,084,925     165,802,015     173,458,934
Cash distributions per Interest (c). . . .    $    --                --                3.75           12.50           75.00
                                              ============    ============     ============    ============    ============

- -------------

  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (137,505).

  (c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income
(loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993



Property
- --------

Mall of Memphis    a)     The GLA historical occupancy rate and average base rent per square foot
                          (excluding percentage rent) for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      92%               $12.69
                              1990 . . . . .      91%                13.33
                              1991 . . . . .      84%                13.88
                              1992 . . . . .      87%                13.04
                              1993 . . . . .      91%                12.92

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option
                          -------------------            -----------    ---------       ---------------    --------------

                          Dillards                       130,266        $563,070        9/2012                 --
                          (Department Store)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Mall of Memphis:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases (1)     Leases (1)      Leases           Expiring
                          ------------    -------------  --------------- -----------      -----------

                          1994                 16           25,000       $598,151           10.3%
                          1995                  8           13,000        268,804            4.6%
                          1996                 26           71,000      1,039,522           17.9%
                          1997                 11           33,000        519,196            9.0%
                          1998                  7           13,000        270,522            4.7%
                          1999                 12           17,000        472,816            8.2%
                          2000                 12           31,000        678,991           11.7%
                          2001                 12           37,000        656,844           11.3%
                          2002                  7           14,000        402,707            6.9%
                          2003                 11           30,000        660,636           11.4%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- --------

767 Third Avenue
Office Building    a)     The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .     100%               $49.67
                              1990 . . . . .      96%                53.41
                              1991 . . . . .      70%                69.70
                              1992 . . . . .      67%                47.95
                              1993 . . . . .      83%                40.26

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option
                          -------------------            -----------    ---------       ---------------    --------------

                          None - No single tenant
                          represents more than 10%
                          of the gross leasable
                          area of the property.

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the 767 Third Avenue Office Building:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases (1)     Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                          1994              13              24,000     $  843,311            9.2%
                          1995               2              15,000        686,040            7.5%
                          1996              13              36,000      1,279,646           14.0%
                          1997               6              40,000      1,502,420           16.5%
                          1998               7              48,000      1,526,827           16.7%
                          1999               1               3,000        108,570            1.2%
                          2000              --                  --           --                --
                          2001               1               4,000        140,000            1.5%
                          2002               4              23,000        936,179           10.3%
                          2003               1               7,000        219,200            2.4%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On May 8, 1981, the Partnership commenced an offering of $125,000,000 (subject to increase by up to $12,500,000) in Limited Partnership Interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between May 8, 1981 and May 5, 1982 pursuant to the public offering from which the Partnership received gross proceeds of $137,500,000.

     After deducting selling expenses and other offering costs, the Partnership had approximately $121,936,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. Portions of the proceeds were utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,313,000 and short-term investments of approximately $2,288,000. Such funds are available for future distributions to partners, and for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the 767 Third Avenue Office Building and the National City Center Office Building.
The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $4,714,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $3,397,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Certain of the Partnership's investment properties and properties in which the Partnership has a security interest currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions will contribute to the anticipated net cash flow deficits described above. The sources of capital for such items and for future short-term and long-term liquidity and distributions to partners are expected to be from net cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership does not consider the mortgage notes receivable arising from the previous sale of the Partnership's investment property to be a source of future liquidity as collection of any past due or future payments on the Partnership's notes is considered unlikely. Reference is made to Note 7(a). The Partnership's and its Ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, based upon estimated operations of certain of the Partnership's investment properties, the Partnership decided to suspend distributions to the Limited and General Partners effective as of the second quarter of 1991. In addition, the Partnership has deferred cash distributions and partnership management fees related to the first quarter of 1991 as discussed in Note 9. These amounts, which do not bear interest, are approximately $19,000 and are expected to be paid in future periods.

     As described more fully in Note 4(b), the Partnership is seeking or has received mortgage loan modifications on certain of its properties. If the Partnership is unable to secure new or additional modifications to the loans, based upon current market conditions, the Partnership may not commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits or deficits to underlying mortgage holders. This would result in the Partnership no longer having an ownership (or security) interest in such properties. Such decisions will be made on a property-by-property basis and may result in a gain to the Partnership for financial reporting and Federal income tax purposes, with no corresponding distributable proceeds.

     The lender of the existing long-term mortgage notes secured by the Scotland Yard-Phase I and II, South Point, and El Dorado View apartment complexes required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the proceeds from the sale of the South Point Apartments, as more fully discussed in note 7(f), to be added to the escrow account. As of December 31, 1993, the Partnership has been reimbursed from the escrow account approximately $647,000 for capital improvements at the above-referenced apartment complexes. Reference is made to Note 4(c).

     Wood Forest Glen Apartments

     During 1991, the Partnership continued to negotiate with the lender to further modify the long-term mortgage note secured by the Wood Forest Glen Apartments. During these negotiations, the Partnership continued to pay debt service at the previously modified terms through December 1990 and, effective January 1991, began to pay debt service on a cash flow basis. In December 1991, the Partnership was notified that the lender sold its mortgage note to a third party. The Partnership pursued discussions with the new lender concerning modifications to the mortgage loan and a possible sale of the property. The Partnership was not successful in securing such modifications; however, in April 1992, the Partnership sold its interest in the property to the new lender for approximately $213,000 in excess of the existing mortgage balance. As a result of the sale, the Partnership recognized a gain on sale in 1992 of $6,470,625 and $7,058,574 for financial reporting and Federal income tax purposes, respectively. Reference is made to Note 4(b).

     Gatehall Plaza Office Building

     During 1990, the Gatehall venture was informed by the mortgage lender that it was unwilling to further modify the loan secured by the Gatehall Plaza Office Building and in October 1991, the lender realized upon its security and took title to the property resulting in the Partnership no longer having an ownership interest in the property. The Partnership received no cash proceeds from the transfer of ownership interest; it did, however, recognize a gain for financial reporting and Federal income tax purposes during 1991 of $4,235,904 and $3,305,588, respectively. Reference is made to Note 4(b).

     Bitter Creek Apartments

     The original modification of the then existing long-term mortgage notes secured by the Bitter Creek Apartments located in Grand Prairie, Texas expired on June 15, 1991. The modifications provided for the deferral of interest payments for the period December 15, 1986 through June 15, 1991. In addition, principal payments were deferred for the period December 15, 1986 through December 15, 1990. During February 1992, the Bitter Creek venture received an additional modification to the long-term mortgage notes. The venture was required to pay down approximately $436,000 of the principal balance of the mortgage loan in exchange for the lender forgiving all deferred interest and extending the term of the modification. The Partnership's share of the required principal payment was approximately $58,000. The new modified interest accrual and payment rate averaging 7% for the period June 15, 1991 to June 9, 1992 was based upon the lender's prime rate. As the modification was retroactive to June 15, 1991, the Partnership recognized a gain upon forgiveness of indebtedness in 1991 aggregating $143,082 and $1,094,940 for financial reporting and Federal income tax purposes, respectively. The additional mortgage modification provided that payments of interest be paid monthly and the principal balance and any accrued interest be due and payable on December 15, 1992.

     On June 9, 1992, the venture sold the land and related assets of the Bitter Creek apartment complex for $10,250,000 in cash (before selling costs and prorations). A major portion of the sales proceeds was utilized to retire the related underlying mortgage note of approximately $9,064,000. The Partnership and the venture partner received approximately $339,000 and $681,000, respectively, from the sale of the property after deducting expenses in connection with the sale and the mortgage loan retirement. The Partnership recognized a gain in 1992 of $142,967 and $2,808,159 for financial reporting and Federal income tax purposes, respectively. Reference is made to Note 7(e).

     767 Third Avenue Office Building

     During 1991 and 1992, approximately 67% of the leased space at the 767 Third Avenue Office Building expired (of which approximately 56% have been re-leased as of December 1993). In addition, approximately 12,300 square feet of space in the building is currently leased to various entities of the former Yugoslavian government. Due to certain sanctions imposed by the United States government, these tenants were ordered to vacate their premises in May, 1992. The tenants have not paid rent since they vacated their space. The joint venture is currently pursuing its legal remedies. The joint venture is aggressively marketing the remaining vacant space. Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in lower effective rental rates. The increased vacancy results from new office building development in the area over the past few years and corporate consolidations. Over the next few years, however, there is only a relatively small amount of new office building space planned and most of the new development is planned for the west side of Midtown. The adverse market conditions and the negative impact of effective rental rates, while temporary, will likely continue over the next few years. While this building is in a premier location, it will be adversely impacted by the lower expected effective rental rates upon leasing and from releasing costs. In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue joint venture obtained from the existing lender, in May 1992, a replacement mortgage loan bearing a substantially lower interest rate than the original loan. In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account to fund any future leasing costs and debt shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required reserve contributions by approximately $2,600,000 to reflect certain leasing costs that had already been incurred. The Partnership's joint venture partner loaned $5,000,000 to the joint venture in order to fund the net escrow reserve account. In June 1993, the Partnership purchased a 50% interest in the venture partner's loan including the related accrued interest. Accordingly, the Partnership's 50% interest in the principal portion of the loan ($2,500,000) is reflected as a decrease in long-term debt, less current portion in the consolidated financial statements at December 31, 1993. Reference is made to Note 4. Because the reserve account has been depleted and the property is operating at a deficit, the 767 Third Avenue venture intends to seek refinancing of the mortgage loan.

There can be no assurances that any refinancing can be obtained.

     824 Market Street

     Occupancy at the 824 Market Street Office building located in Wilmington, Delaware is currently 49%; however, rent paying occupancy is 80% due to a vacated major tenant that is obligated to pay rent on 60,500 square feet (31% of net rentable area) pursuant to the terms of its lease which expires April 1994. The 824 Market Street venture is aggressively seeking replacement tenants for the vacant space; however, competition has risen significantly due to new office building development in the area over the last few years and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the mortgage note. Such negotiations have been unsuccessful and the lender has informed the venture of its intent to realize upon its security in 1994. The 824 Market Street venture has decided, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This will result in the Partnership no longer having an ownership interest in this property and will result in a gain for financial reporting and federal income tax purposes to the Partnership with no corresponding distributable proceeds. As of December 31, 1993, the venture was eighteen months delinquent in making the scheduled debt service payments of approximately $2,970,000 under the terms of the note and, in connection with the negotiations, the venture has withheld payments of contingent interest related to 1987 through 1989 aggregating $134,525. Accordingly, for financial reporting purposes, the long-term mortgage note of approximately $12,570,000 has been reflected as a current liability in the accompanying consolidated financial statements at December 31, 1993 and December 31, 1992. At the first mortgage lender's request, beginning March 1993, payments of approximately $78,000 on the second mortgage loan have also been withheld. As a result, the second mortgage loan of approximately $945,000 has also been reflected as a current liability in the accompanying consolidated financial statements at December 31, 1993 and December 31, 1992. The second mortgage lender has also been a tenant in the building but vacated upon their lease expiration in January 1994. Commencing April 1993, the tenant/second mortgage note holder has failed to remit the rent payments due under the terms of their lease. The Partnership and the first mortgage lender are currently evaluating their alternatives regarding this matter with the tenant/second mortgage note holder.

     Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. To date, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs. Occupancy at the Riverfront Office Building has increased to 85% at December 31, 1993, up from 67% at December 31, 1992. 1993 leasing activity, although at lower effective rental rates, partially replaced a major tenant that vacated approximately 25% of the building in July 1992 due to a downsizing of its operations. The tenant met its obligation to pay rent through the remaining terms of its leases which expired in April 1993. In addition, the property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At December 31, 1993, the February through December 1993 debt service payments totalling approximately $4,248,000 have not been made. Accordingly, the loan balances of approximately $34,298,000 and $34,338,000 have been reflected as a current liability in the consolidated financial statements at December 31, 1993 and 1992, respectively. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. As of the date of this report the joint venture has submitted approximately $360,000 to the lender as partial payment of the amounts delinquent at December 31, 1993. There can be no assurances that any modification will be obtained. If the joint venture is unable to secure modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     Yerba Buena West Office Building

     In June 1992, the joint venture transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels.

     In connection with the San Francisco earthquake experienced on October 17, 1989, the Yerba Buena office building incurred some structural and cosmetic damage which was repaired. Five tenants (occupying approximately 54% of the building) vacated the building and withheld substantially all of their rent (commencing at various times) since November 1989. The Partnership concluded not to pursue legal recourse against said tenants based on, among other things, the costs of pursuing its remedies, competing demands on the Partnership's resources and the prospects of any material return to the Partnership in light of the then recent events. Reference is made to Note 3(b(1)).

     Based upon the conditions at the Yerba Buena West Office Building, the venture had not made the debt service payments to the underlying lender, commencing with the January 1990 payment. Accordingly, the venture received a default notice from the underlying lender in late February 1990. The Partnership and Affiliated Partners had decided, based upon an analysis of current market conditions and the probability of large future cash deficits, not to fund future venture cash deficits. The venture had been negotiating with the underlying lender to obtain a loan modification to pay for expected future cash deficits. The venture was unable to negotiate a loan modification whereby the venture retained ownership of the property, and in June 1992, the venture transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels. In order for the joint venture to share in such proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, during a certain period of time, the venture will have a right of first opportunity to purchase the property if the lender chooses to sell. An affiliate of the Partnership's Corporate General Partner continues to manage and lease the property for the lender. As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain in 1992 for financial reporting and Federal income tax purposes of $1,614,369 and $964,406, respectively, with no corresponding distributable proceeds. Reference is made to Note 3(b(1)).

     Mall of Memphis

     Although occupancy had been increasing, in order for the Mall of Memphis to maintain its competitive position in the marketplace, the Mall of Memphis venture completed a mall renovation in 1991. The renovation costs had been funded by the venture until additional financing was in place. The Partnership contributed approximately $2,252,000 in addition to foregoing their share of 1990 and a portion of the 1991 distributable cash flow from the property to cover their portion of the renovation costs. In March 1993, the venture finalized additional financing of a $9,625,000 ten year loan at a rate of 10%, of which $7,600,000 was funded at closing. The Partnership's share of the funding was $4,719,095 (net of closing costs). The Partnership deposited $1,000,000 of its' share in an escrow account as security against any currently undiscovered environmental issues. The venture may be entitled to additional proceeds of $2,025,000 should it achieve certain occupancy levels and debt coverage ratios. Reference is made to Note 4(b).

     Meadowcrest Apartments

     On June 30, 1992, the second mortgage note secured by the Meadowcrest Apartments complex, located in Dallas, Texas, was scheduled to mature. In October 1991, the Partnership entered into a contract with a prospective buyer for the sale of the property. On June 9, 1992, the Partnership sold the land, building and related improvements and personal property of the Meadowcrest Apartment Complex for $9,575,000 in cash (before selling costs and prorations). A portion of the sales proceeds was utilized to retire the related underlying mortgage notes of approximately $8,445,000. The Partnership received approximately $861,000 from the sale of the property after deducting expenses in connection with the sale and the mortgage loan retirement. As a result of the sale, the Partnership has recognized in 1992 a gain of $562,806 and $5,255,084 for financial reporting and Federal income tax purposes, respectively. Reference is made to Note 7(d).
South Point Apartments

     In July 1993, the Partnership sold South Point Apartments to an unaffiliated buyer for approximately $1,145,000 (before closing costs and lender participation) in excess of the existing mortgage balance. As a result of the sale, the Partnership recognized a gain on sale in 1993 of $1,433,916 and $3,512,797 for financial reporting and Federal income tax purposes, respectively. Reference is made to Note 7(f).

General

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such joint venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. Although sale proceeds from the disposition of the Partnership's remaining assets are expected, in light of the current severely depressed real estate markets, without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

Results of Operations

     At December 31, 1993 and 1992, the Partnership owned eight and nine operating properties, respectively. Reference is made to Notes 3 and 6 for a description of agreements which the Partnership had entered into with sellers or affiliates of sellers of the Partnership's properties for the operation and management of such properties.

     The increase in rents and other receivables at December 31, 1993 as compared to December 31, 1992 is primarily due to an increase in unbilled receivables related to 1993 at the Mall of Memphis.

     The decrease in escrow deposits at December 31, 1993 as compared to December 31, 1992 is primarily due to the use of the balance in the 767 Third Avenue escrow account, as more fully described in Note 4(b). This decrease is partially offset by a $1,000,000 escrow deposit of the Partnership's share of the additional financing received in March, 1993 by the Mall of Memphis venture, as more fully described in Note 4(b).

     The decrease in prepaid expenses at December 31, 1993 as compared to December 31, 1992 is primarily due to the timing of payment of real estate taxes at the 767 Third Avenue Office Building.

     The decrease in mortgage notes receivable at December 31, 1993 as compared to December 31, 1992 is due to the establishment of a reserve at September 30, 1993 due to the uncertainty of collection of the mortgage notes receivable, as more fully discussed in Note 7(a).

     The decrease in land and leasehold interest and in building and improve-ments at December 31, 1993 as compared to December 31, 1992 is primarily due to the sale of South Point Apartments, as more fully discussed in Note 7(f). This decrease is partially offset by the capitalization of tenant leasehold improvement costs at the 767 Third Avenue Office Building and the Riverfront Office Building.

     The increase in deferred expenses at December 31, 1993 as compared to December 31, 1992 is primarily due to the capitalization of approximately $1,832,000 of costs associated with leasing activities at the 767 Third Avenue Office Building and the Riverfront Office Building which has resulted in higher occupancies at December 31, 1993. Reference is made to Note 4(b).

     The increase in the balance of accrued rents receivable at December 31, 1993 as compared to December 31, 1992 is primarily due to the Partnership accruing rental income for certain major tenant leases at certain investment properties over the full period of occupancy rather than as due per the terms of their respective leases.

     The increase in venture partners' deficit in venture at December 31, 1993 as compared to December 31, 1992 is primarily due to the distribution of approximately $2,764,000 of financing proceeds to the Partnership's venture partner in the Mall of Memphis venture (as more fully described in Note 4(b)) and the venture partners' share of 1993 operating deficits at the Mall of Memphis and the Riverfront Office Building.

     The decrease in accounts payable at December 31, 1993 as compared to December 31, 1992 is primarily due to the timing of payment of operating expenses at the Partnership's investment properties.

     The increase in unearned rents at December 31, 1993 as compared to December 31, 1992 is primarily due to the timing of receipt of rental income at the Mall of Memphis.

     The increase in accrued interest at December 31, 1993 as compared to December 31, 1992 is primarily due to interest accruals associated with the non-recourse mortgage loans secured by the 824 Market Street Office Building and the Riverfront Office Building. The Partnership is delinquent in debt service payments at these investment properties, as more fully described in
Note 4(b).

     The increase in due to affiliates at December 31, 1993 as compared to December 31, 1992 is primarily due to the timing of reimbursement to the Corporate General Partner for certain costs relating to administration of the Partnership.

     The increase in the balance of long-term debt, less current portion at December 31, 1993 as compared to December 31, 1992 is primarily due to the receipt of an additional $7,600,000 in financing proceeds at the Mall of Memphis, as more fully discussed in Note 4(b). This increase in partially offset by the reduction of $4,455,000 in mortgage debt resulting from the sale of South Point Apartments, as more fully discussed in Note 7(f) and the Partnership's purchase of a 50% interest in the venture partner's loan to the 767 Third Avenue venture, as more fully discussed in Note 4(b).

     The decrease in rental income and depreciation for 1993 as compared to 1992 is primarily due to the sale of South Point Apartments in July 1993. The decreases in 1992 as compared to 1991 is primarily due to the sale of the Wood Forest Glen Apartments in April 1992 and the sales of the Meadowcrest Apartments and Bitter Creek Apartments in June 1992.

     The decrease in interest income for 1993 and 1992 as compared to 1991 is primarily due to the decreased average investment in interest bearing U.S. Government obligations resulting from the Partnership's funding during 1991 of its share of the Mall of Memphis renovation costs, as more fully discussed in note 4(b).

     The increase in mortgage and other interest expense for 1993 as compared to 1992 is primarily due to interest related to the additional financing secured by the Mall of Memphis as more fully discussed in Note 4(b). This increase is partially offset by the sale of Wood Forest Glen Apartments in April 1992, the sale of the Meadowcrest Apartments and the Bitter Creek Apartments in June 1992 and the sale of South Point Apartments in July 1993. The decrease in the 1992 as compared to 1991 is primarily due to the refinancing in 1991 and sale in 1992 of certain investment properties, as more fully discussed in Notes 4(b) and 7.

     The increase in property operating expenses for 1993 as compared to 1992 is primarily due to the establishment of a $527,774 reserve at September 30, 1993 due to the uncertainty of collection of the mortgage notes receivable, as more fully discussed in Note 7(a). The decrease for 1992 as compared to 1991 is primarily due to the sale of the Wood Forest Glen Apartments in April 1992 and the sales of the Meadowcrest Apartments and Bitter Creek Apartments in June 1992.

     The increase in amortization of deferred expenses for 1993 as compared to 1992 is primarily due to increased amortization relating to capitalized leasing costs at the 767 Third Avenue Office Building and the Riverfront Office Building, as more fully discussed in note 4(b).

     The decrease in management fees to the corporate general partner for 1993 and 1992 as compared to 1991 is due to the suspension of distributions to the Limited and General Partners effective as of the second quarter of 1991.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for 1993 as compared to 1992 and 1991 is primarily due to the transfer of title to the Yerba Buena West Office Building to the lender in June 1992.

     The gain from sale or disposition of investment properties for 1993 resulted from the sale of the South Point Apartments, 1992 resulted from the sale of the Wood Forest Glen Apartments, the Meadowcrest Apartments and the Bitter Creek Apartments and the disposition of the Partnership's interest in the Yerba Buena West Office Building. The gain from disposition of investment properties for 1991 resulted from the lenders realization upon its security in the Gatehall Plaza Office Building.

     The extraordinary item for 1991 resulted from the lender forgiving all accrued deferred interest as part of the additional modification received on the mortgage loans secured by the Bitter Creek Apartment Complex.

Inflation

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes.

Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, certain of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES



                                 INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1993 and 1992

Consolidated Statements of Operations, years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows, years ended  December 31, 1993,
  1992 and 1991

Notes to Consolidated Financial Statements


                                                               Schedule
                                                               --------

Supplementary Income Statement Information                          X
Consolidated Real Estate and Accumulated Depreciation              XI



SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.







                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XI (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XI and consolidated ventures at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                 KPMG PEAT MARWICK

Chicago, Illinois
March 25, 1994

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,312,541     3,411,939
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,288,265     1,868,599
  Rents and other receivables (net of allowance for doubtful accounts of $1,284,059 and $766,890
    at December 31, 1993 and 1992, respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,230,844     1,589,182
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,510,402     2,651,083
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,636,340     2,024,561
                                                                                                       ------------  ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,978,392    11,545,364
                                                                                                       ------------  ------------

Mortgage notes receivable (net of allowance for uncollectibility of $527,774 at December 31, 1993,
 note 7(b) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,067,695     2,595,469
Investment properties, at cost (notes 2, 3 and 4) - Schedule XI:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18,333,011    19,083,011
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  193,684,179   194,130,350
                                                                                                       ------------  ------------

                                                                                                        212,017,190   213,213,361
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   72,509,329    68,282,112
                                                                                                       ------------  ------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .  139,507,861   144,931,249

Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . . . . . . . . . . . .      445,473       444,315
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,881,001     4,757,459
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,108,523     2,333,748
Venture partners' deficit in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,422,186     3,658,879
                                                                                                       ------------  ------------

                                                                                                       $169,411,131   170,266,483
                                                                                                       ============  ============
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                              CONSOLIDATED BALANCE SHEETS - CONTINUED

                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                           1993           1992
                                                                                                       ------------   -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 48,194,235    48,159,020
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,337,166     1,519,861
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      741,524       388,014
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,712,498     3,514,503
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,437,411     1,616,395
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      250,699       177,109
                                                                                                       ------------  ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60,673,533    55,374,902

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      184,933       231,733
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  106,140,597   104,843,567
                                                                                                       ------------  ------------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  166,999,063   160,450,202

Deferred gain on sale of investment properties (note 7(a)) . . . . . . . . . . . . . . . . . . . . . .    2,067,695     2,067,695
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .    6,677,585     7,549,339
Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (12,004,318)  (11,700,002)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,116,446)   (1,116,446)
                                                                                                       ------------  ------------
                                                                                                        (13,119,764)  (12,815,448)
                                                                                                       ------------  ------------
  Limited partners (137,505 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . .  121,935,233   121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (70,080,706)  (63,852,563)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (45,067,975)  (45,067,975)
                                                                                                       ------------  ------------
                                                                                                          6,786,552    13,014,695
                                                                                                       ------------  ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,333,212)      199,247
                                                                                                       ------------  ------------
Commitments and contingencies (notes 1, 2, 3, 4, 8, and 10)
                                                                                                       $169,411,131   170,266,483
                                                                                                       ============  ============

                                   See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $36,944,278      40,169,886       48,400,306
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         257,683         271,174          441,765
                                                                                     -----------     -----------      -----------
                                                                                      37,201,961      40,441,060       48,842,071
                                                                                     -----------     -----------      -----------

Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .      19,191,672      18,101,601       20,910,125
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,750,315       6,963,918        7,835,833
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      20,976,370      20,692,190       24,836,266
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         360,581         375,718          316,079
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       1,198,944         863,188          926,790
  Management fees to corporate general partner . . . . . . . . . . . . . . . . .           --              --              11,936
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         234,142         301,359          315,445
                                                                                     -----------     -----------      -----------
                                                                                      48,712,024      47,297,974       55,152,474
                                                                                     -----------     -----------      -----------

          Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,510,063)     (6,856,914)      (6,310,403)

Partnership's share of operations of unconsolidated ventures (note 1). . . . . .        (136,092)       (762,164)      (1,319,301)
Venture partners' share of ventures' operations (note 3) . . . . . . . . . . . .       3,679,780       2,339,587        1,148,561
                                                                                     -----------     -----------      -----------

          Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,966,375)     (5,279,491)      (6,481,143)

Gain from sale or disposition of investment properties, net of venture partner's share of gain (loss) of $0 in 1993, $881,297 in 1992 and ($2,746,662) in 1991
  (notes 4(b) and 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,433,916       8,790,767        4,235,904
                                                                                     -----------     -----------      -----------

          Net earnings (loss) before extraordinary items . . . . . . . . . . . .      (6,532,459)      3,511,276       (2,245,239)
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------

Extraordinary items, net of venture partner's share of $143,082 in 1991
  (notes 4(b) and 4(c)). . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             --              143,082
                                                                                     -----------     -----------      -----------

          Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .     $(6,532,459)      3,511,276       (2,102,157)
                                                                                     ===========     ===========      ===========

          Net earnings (loss) per limited partnership interest (note 1):
              Net operating loss . . . . . . . . . . . . . . . . . . . . . . . .     $    (55.62)         (36.86)          (45.25)
              Gain from sale or disposition of investment properties,
                net of venture partner's share in 1992 and 1991. . . . . . . . .           10.32           63.29            30.50
              Extraordinary items, net of venture partner's share. . . . . . . .           --             --                 1.00
                                                                                     -----------     -----------      -----------

                                                                                     $    (45.30)          26.43           (13.75)
                                                                                     ===========     ===========      ===========





















                                   See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                          GENERAL PARTNERS                            LIMITED PARTNERS (137,505 INTERESTS)
                     -------------------------------------------------------      -----------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                                                              NET OF
                    CONTRI-       NET           CASH                         OFFERING       NET           CASH
                    BUTIONS       LOSS      DISTRIBUTIONS      TOTAL          COSTS         LOSS      DISTRIBUTIONS       TOTAL
                    -------    ----------   -------------   -----------    -----------   ----------   -------------    -----------
Balance (deficit)
 December 31, 1990 . $1,000   (11,365,566)    (1,102,123)  (12,466,689)   121,935,233   (65,596,118)   (44,552,331)    11,786,784
Net loss (note 5). .   --        (211,164)          --        (211,164)         --       (1,890,993)         --        (1,890,993)
Cash distributions
 ($3.75 per limited
 partnership
 interest) . . . . .   --          --            (14,323)      (14,323)         --            --          (515,644)      (515,644)
                      -----   -----------   ------------  ------------    -----------   -----------   ------------    -----------

Balance (deficit)
 December 31, 1991 .  1,000   (11,576,730)    (1,116,446)  (12,692,176)   121,935,233   (67,487,111)   (45,067,975)     9,380,147

Net earnings (loss)
 (note 5). . . . . .   --        (123,272)         --         (123,272)         --        3,634,548          --         3,634,548
                      -----   -----------   ------------  ------------    -----------   -----------   ------------    -----------

Balance (deficit)
 December 31, 1992 .  1,000   (11,700,002)    (1,116,446)  (12,815,448)   121,935,233   (63,852,563)   (45,067,975)    13,014,695

Net earnings (loss)
 (note 5). . . . . .   --        (304,316)         --         (304,316)         --       (6,228,143)         --        (6,228,143)
                      -----   -----------   ------------  ------------    -----------   -----------   ------------    -----------
Balance (deficit)
 December 31, 1993 . $1,000   (12,004,318)    (1,116,446)  (13,119,764)   121,935,233   (70,080,706)   (45,067,975)     6,786,552
                     ======   ===========   ============  ============    ===========   ===========   ============    ===========

                                   See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                         1993           1992             1991
                                                                                     -----------     -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(6,532,459)      3,511,276       (2,102,157)
  Items not requiring (providing) cash or cash equivalents:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,750,315       6,963,918        7,835,833
      Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . .       1,198,944         863,188          926,790
      Reserve for mortgage notes receivable (note 7(a)). . . . . . . . . . . . .         527,774           --               --
      Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . .       1,061,103         286,636        1,691,856
      Partnership's share of operations of unconsolidated ventures . . . . . . .         136,092         762,164        1,319,301
      Venture partner's share of venture's operations, gain (loss) on sale and
        extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,679,780)     (1,458,290)      (3,752,141)
      Total gain on sale or disposition of investment properties . . . . . . . .      (1,433,916)     (9,672,064)      (1,489,242)
      Extraordinary items. . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             --            (286,164)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .        (641,662)        175,831          757,527
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,140,681        (885,078)        (521,302)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         388,221         254,349         (529,834)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .        (774,775)       (431,556)      (1,319,012)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (182,695)       (376,626)         165,570
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         353,510        (865,739)         (77,976)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,197,995       1,448,669          100,075
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .        (178,984)       (329,832)         976,347
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         (46,800)        (80,806)         (66,476)
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          73,590           9,791           54,807
                                                                                     -----------     -----------      -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . .       3,357,154         175,831        3,683,802
                                                                                     -----------     -----------      -----------
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                         1993           1992             1991
                                                                                     -----------     -----------      -----------
Cash flows from investing activities:
  Net sales (purchases) of short-term investments. . . . . . . . . . . . . . . .        (419,666)      1,136,389       (3,004,988)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .      (5,280,587)     (4,116,368)      (4,851,889)
  Principal payments on mortgage notes receivable. . . . . . . . . . . . . . . .           --             60,000           60,000
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . .           --              --              71,248
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . .        (137,250)        (49,268)           --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (2,322,486)     (1,705,586)        (912,379)
  Disposition closing costs. . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --             (52,370)
  Cash proceeds from sale of investment properties, net of selling expenses (note 7)     932,576       2,093,875            --
                                                                                     -----------     -----------      -----------

          Net cash used in investing activities. . . . . . . . . . . . . . . . .      (7,227,413)     (2,580,958)      (8,690,378)
                                                                                     -----------     -----------      -----------

Cash flows from financing activities:
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       7,600,000       5,000,000          450,000
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .        (373,858)       (516,100)        (799,481)
  Principal paydown on long-term debt (note 1) . . . . . . . . . . . . . . . . .           --           (435,948)           --
  Purchase of interest in note payable (note 4(b)) . . . . . . . . . . . . . . .      (2,500,000)          --               --
  Venture partners' contributions to ventures. . . . . . . . . . . . . . . . . .       1,038,350         332,708          677,850
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . .      (2,993,631)       (711,241)        (207,652)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .           --              --            (515,644)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .           --              --             (14,323)
                                                                                     -----------     -----------      -----------

          Net cash provided by (used in) financing activities. . . . . . . . . .       2,770,861       3,669,419         (409,250)
                                                                                     -----------     -----------      -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . . .     $(1,099,398)      1,264,292       (5,415,826)
                                                                                     ===========     ===========      ===========






                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                         1993           1992             1991
                                                                                     -----------     -----------      -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .     $12,932,574      16,652,932       19,118,194
                                                                                     ===========     ===========      ===========
  Non-cash investing and financing activities:
    Sale of investment properties (note 7):
      Total sales proceeds, net of selling expenses. . . . . . . . . . . . . . .    $  5,387,576      30,740,926            --
      Principal balance due on mortgage payables . . . . . . . . . . . . . . . .       4,455,000     (28,647,051)           --
                                                                                     -----------     -----------      -----------
        Cash proceeds from sale of investment properties, net of selling expenses    $   932,576       2,093,875            --
                                                                                     ===========     ===========      ===========

    Disposition of ownership interest in Gatehall Plaza (note 4(b)):
      Reduction of investment property, net of accumulated depreciation. . . . .     $     --              --          (9,141,209)
      Reduction of deferred expenses . . . . . . . . . . . . . . . . . . . . . .           --              --            (173,035)
      Balance due on mortgage payable. . . . . . . . . . . . . . . . . . . . . .           --              --          10,204,829
      Reduction of accrued interest. . . . . . . . . . . . . . . . . . . . . . .           --              --             651,027
      Total gain on disposition of investment property . . . . . . . . . . . . .           --              --          (1,489,242)
                                                                                     -----------     -----------      -----------

            Disposition closing costs paid . . . . . . . . . . . . . . . . . . .     $     --              --              52,370
                                                                                     ===========     ===========      ===========

    Forgiveness of indebtedness - Bitter Creek (note 4(b)):
      Balance due on long-term debt - deferred accrued interest canceled . . . .     $     --              --           1,276,101
      Increase in accrued interest . . . . . . . . . . . . . . . . . . . . . . .                           --            (989,937)
                                                                                     -----------     -----------      -----------

          Extraordinary gain recognized (including joint venture partner's share)
            due to forgiveness of indebtedness secured by Bitter Creek . . . . .     $     --              --             286,164
                                                                                     ===========     ===========      ===========








                                   See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991



(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and the following of its ventures (note 3): GP-1 Partners, Ltd. ("Bitter Creek") (property sold in June 1992, see note 7(e)), Mall of Memphis Associates ("Mall of Memphis"), 767 Third Avenue Associates ("767 Third Avenue"), Riverfront Office Park Joint Venture ("Riverfront"), Gatehall Corporate Center-I Associates ("Gatehall") and Excelsior Associates, LP ("824 Market Street"). The effect of all transactions between the Partnership and the ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/Na-tional City") and Carlyle Yerba Buena Limited Partnership ("Yerba Buena") (property transferred to lender in June 1992, see note 3(b)(1)). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City or Yerba Buena.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                              1993                            1992
                                                              ------------------------------  ------------------------------
                                                                GAAP BASIS        TAX BASIS      GAAP BASIS       TAX BASIS
                                                               ------------      -----------    ------------     -----------


Total assets . . . . . . . . . . . . . . . . . . . . . . .    $169,411,131       28,764,473     170,266,483      23,568,797

Partners' capital accounts (deficit) (note 5):
  General partners.. . . . . . . . . . . . . . . . . . . .     (13,119,764)     (12,423,085)    (12,815,448)    (12,566,424)
  Limited partners.. . . . . . . . . . . . . . . . . . . .       6,786,552      (18,125,642)     13,014,695     (14,601,347)

Net earnings (loss) (note 5):
  General partners.. . . . . . . . . . . . . . . . . . . .        (304,316)         143,339        (123,272)      1,908,667
  Limited partners.. . . . . . . . . . . . . . . . . . . .      (6,228,143)      (3,524,295)      3,634,548       6,248,657

Net earnings (loss) per limited partnership interest . . .          (45.30)          (25.63)          26.43           45.44
                                                              ============      ===========     ===========    ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The net earnings (loss) per limited partnership interest is based upon the Limited Partnership Interests outstanding at the end of each period (137,505). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at December 31, 1993 and 1992) as cash equivalents with any remaining amounts reflected as short-term investments.

     Deferred expenses consist primarily of leasing and financing fees incurred in connection with the acquisition and operation of the properties. Deferred leasing fees are amortized using the straight-line method over the terms stipulated in the related agreements. Deferred financing fees are amortized over the related commitment periods.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due, the Partnership accrues rental income over the full period of occupancy on a straight-line basis.

     Certain reclassifications have been made to the 1992 and 1991 consolidated financial statements to conform with the 1993 presentation.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. As the debt secured by the 824 Market Street and Riverfront Office Building properties have been classified by the Partnership as a current liability at December 31, 1993 as a result of defaults (see note 4(b)) and because resolution of such defaults are uncertain, the Partnership considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable. The remaining debt, with a carrying balance of $106,521,982 has been calculated to have an SFAS 107 value of $111,456,259 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4).

The Partnership has no other significant financial instruments.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership acquired, either directly or through joint venture (note
3), ten apartment complexes, eight office buildings, and an enclosed shopping mall. During 1984, the Partnership sold its Arlington, Texas and its Red Bank, Tennessee apartment complexes. During 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I joint venture ("AM-CAR"), which had ownership interests in the Pavillion Towers office complex located in Aurora, Colorado and the Coast Federal Office Building located in Pasadena, California. During 1988, the Partnership (through Somerset Lake Associates) sold its Indianapolis, Indiana apartment complex. During 1991, the Partnership disposed of its interest in the Gatehall Plaza office building located in Parsippany, New Jersey. During 1992, the Partnership sold its interest in the Wood Forest Glen Apartments, the Meadowcrest Apartments and the Bitter Creek Apartments. In addition, during 1992, the lender realized upon its security and took title to the Yerba Buena West Office Building. During 1993, the Partnership sold its interest in the South Point Apartments. All of the properties owned at December 31, 1993 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the operating properties has been provided over estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt, for which there is generally no recourse to the Partnership. The Partnership continues to make payments on its existing mortgage indebtedness related to its remaining investment properties, except as described in note 4 below.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1993 is a party to five operating joint venture agreements. Pursuant to such venture agreements, the Partnership made initial capital contributions of approximately $57,071,000 before legal and other acquisition costs and its share of operating deficits as discussed below. In general, the Partnership's joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The Partnership has acquired, through the above ventures, an enclosed shopping mall and four office buildings. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. The venture properties have been financed under various long-term debt arrangements as described in note 4.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership.
After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1993, 1992 and 1991, one, one and three of the ventures, respectively, produced net cash receipts available for distribution to the Partnership. The Partnership has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

     In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, profits or losses are allocated to the partners based upon their respective economic interests.

     There are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  Unconsolidated Ventures

          (1)  Yerba Buena

     In August 1985, the partnership acquired, through the Carlyle Yerba Buena Limited Partnership ("Yerba Buena"), an interest in an existing six-story office building known as Yerba Buena West Office Building in San Francisco, California. The Partners of Yerba Buena included Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII") and Carlyle Real Estate Limited Partnership-XIV, two public partnerships sponsored by the Corporate General Partner of the Partnership (the "Affiliated Partners") and four Limited Partners unaffiliated with the Partnership or its general partners (the "Unaffiliated Partners").

     The Partnership and the Affiliated Partners purchased an 80% interest in the property from the sellers and simultaneously formed Yerba Buena with the Unaffiliated Partners. The Partnership owned a 23.36% interest in the property. The Partnership was generally entitled to 23.36% of Yerba Buena's annual net cash flow, net sale or refinancing proceeds and profits or losses. The Partnership's cash investment in connection with this property was approximately $4,000,000.

    In connection with the October 17, 1989 San Francisco earthquake, the Yerba Buena office building incurred some structural and cosmetic damage which was repaired shortly thereafter. In addition, five tenants (occupying approximately 54% of the building), based upon concerns over the structural integrity of the building, moved out of the building after the earthquake and withheld all or portions of their rent commencing at various times since November 1989. The Partnership concluded not to pursue legal recourse against

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


these tenants based on, among other things, the costs of pursuing its remedies, demands on the Partnership's resources and the prospects of any material return to the Partnership in light of the then recent events.

     Based upon the conditions at Yerba Buena, the venture had not made the debt service payments to the underlying lender commencing with the January 1990 payment. Accordingly, the joint venture received a default notice from the underlying lender in late February 1990. The Partnership and Affiliated Partners had decided, based upon an analyses of current market conditions and the probability of large future cash deficits, not to fund future joint venture cash deficits. The joint venture had been negotiating with the underlying lender to obtain a loan modification to pay for expected future cash deficits. The joint venture was unable to negotiate a loan modification whereby the joint venture retained ownership of the property and in June 1992, the joint venture transferred title of the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels. In order for the joint venture to share in such proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, during a certain period of time, the joint venture will have a right of first opportunity to purchase the property if the lender chooses to sell. An affiliate of the Partnership's Corporate General Partner continues to manage and lease the property for the lender. As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized in 1992 a gain for financial reporting and Federal income tax purposes of $1,614,369 and $964,406, respectively, with no corresponding distributable proceeds.

          (2)  Carlyle/National City

     In July 1983, the Partnership acquired, through Carlyle/National City (a joint venture with Carlyle-XII), an interest in an existing thirty-five story office building in Cleveland, Ohio.

     The Partnership made an initial contribution of $5,445,257 to Carlyle/National City. The terms of the Carlyle/National City venture agreement provide that the capital contributions, annual cash flow, net proceeds from sale or refinancing and profit or loss will be allocated or distributed 13.7255% to the Partnership. The Partnership's cash investment in the property was $3,341,583 after distributions resulting from the increase in the first mortgage loan.

     The Partnership has reached an agreement in principle with the current mortgage lender to refinance the existing mortgage which would be effective February 1, 1994, with a reduced interest rate. The loan would be amortized over 22 years with a balloon payment due in seven years. There can be no assurances that any modification will be obtained.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  LONG-TERM DEBT

    (a)  Long-term debt consisted of the following at December 31, 1993 and 1992:

                                                                                                   1993         1992
                                                                                               -----------  -----------

9-1/2% mortgage note; secured by the Scotland Yard - Phase I apartment complex in Houston,
 Texas; payable in monthly installments of interest only until January 1, 1999 when the
 remaining balance is payable (see note 4(c)). . . . . . . . . . . . . . . . . . . . . . . .   $ 9,300,000    9,300,000

10% first mortgage note; secured by the Mall of Memphis shopping center in Memphis, Tennessee;
 payable in monthly installments of principal and interest of $279,823 through January 1, 2018;
 additional interest payable equal to 20% of certain rents in excess of a specified level
 (approximately $110,000, $89,000 and $88,000 for 1993, 1992 and 1991, respectively) . . . .    30,527,587   30,816,805

14-1/2% second mortgage note; secured by the Mall of Memphis shopping center in Memphis,
 Tennessee; payable in monthly installments of principal and interest of $41,958 through
 January 1, 2018 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,364,449    3,378,935

10% third mortgage note; secured by the Mall of Memphis shopping center in Memphis,
 Tennessee; payable in monthly installments of principal and interest of $66,696 through
 May 1, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,572,307       --

10% mortgage note; secured by the 767 Third Avenue office building in New York, New York;
 payable in monthly installments of interest only until May 1, 1999 when the remaining principal balance of $33,295,445 is payable; additional interest equal to 5% of certain rents in excess of a specified level is payable (approximately $0, $0 and $130,000
 in 1993, 1992 and 1991, respectively); modified, (see note 4(b)). . . . . . . . . . . . . .    37,986,531   37,986,531

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                                   1993         1992
                                                                                               -----------  -----------

Promissory note; bearing interest at a rate equal to the prime rate (approximately 6.0%
 on December 31, 1993 and 1992) plus 2% payable in monthly installments of interest
 only until May 1998 when the remaining balance is payable (see note 4(b)) . . . . . . . . .     2,500,000    5,000,000

14% first mortgage note; secured by the Riverfront office building in Cambridge, Massachusetts;
 payable in monthly installments of principal and interest of $297,556 through September 1,
 2018; additional interest payable equal to 25% of gross receipts in excess of a specified
 level (no additional interest was due for 1993, 1992 and 1991) (see note 4(b)). . . . . . .    24,780,548   24,813,022

12-1/2% second mortgage note; secured by the Riverfront office building in Cambridge,
 Massachusetts; payable in monthly installments of principal and interest of $12,693
 through September 1, 2018 (see note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . .     1,167,936    1,169,970

11-3/4% third mortgage note; secured by the Riverfront office building in Cambridge,
 Massachusetts; payable in monthly installments of principal and interest of
 $26,964 through September 1, 2018 (see note 4(b)) . . . . . . . . . . . . . . . . . . . . .     2,615,507    2,620,742

10-1/4% fourth mortgage note; (total commitment $5,800,000) secured by the Riverfront office building in Cambridge, Massachusetts; payable in monthly installments of interest only of $48,978 through September 1995; thereafter, payable in monthly installments of
 principal and interest of $52,007 through September 1, 2000 (see note 4(b)) . . . . . . . .     5,734,000    5,734,000

9-1/2% mortgage note; secured by the El Dorado View apartment complex in Webster, Texas;
 payable in monthly installments of interest only until January 1, 1999 when the remaining
 balance is payable (see note 4(c)). . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,695,000    4,695,000

9-1/2% mortgage note; secured by the Scotland Yard - Phase II apartment complex in
 Houston, Texas; payable in monthly installments of interest only until January 1, 1999
 when the remaining balance is payable (see note 4(c)) . . . . . . . . . . . . . . . . . . .     9,515,000    9,515,000

14-1/8% mortgage note secured by the 824 Market Street office building in Wilmington,
 Delaware; payable in monthly installments of principal and interest of $165,005 through August 1, 2008; additional interest payable equal to 30% of certain rents in excess of a specified level (no additional interest was due for 1993, 1992 and 1991)
 (see note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,570,184   12,570,184

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                                   1993         1992
                                                                                               -----------  -----------

Second mortgage; secured by the 824 Market Street office building in Wilmington,
 Delaware; bearing interest (adjusted annually on January 1st) at a rate equal to the prime rate (6% on January 1, 1994) plus 2% to be repaid in monthly installments of principal and interest (as adjusted annually based on changes in the interest rate) based on a 30 year amortization schedule until December 19, 1996 when the
 remaining principal balance will be payable (see note 4(b)) . . . . . . . . . . . . . . . .       944,680      947,398

9-1/2% mortgage note; secured by the South Point apartment complex in Houston,
 Texas; payable in monthly installments of interest only until January 1, 1999 when the remaining balance was originally due but retired at sale in July 1993
 (see notes 4(c) and 7(f)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        4,455,000
                                                                                              ------------  -----------

          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   153,273,729  153,002,587
          Less current portion of long-term debt (see note 4(b)) . . . . . . . . . . . . . .    48,194,235   48,159,020
                                                                                              ------------  -----------

          Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $105,079,494  104,843,567
                                                                                              ============  ===========


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Five year maturities of long-term debt are as follows:

                    1994 . . . . . . . . .    $48,194,235
                    1995 . . . . . . . . .        422,158
                    1996 . . . . . . . . .        467,336
                    1997 . . . . . . . . .        517,396
                    1998 . . . . . . . . .        572,871
                                              ===========

     (b)  Long-Term Debt Modifications and Refinancings

     General

     As described below, the Partnership is seeking or has received mortgage note modifications on certain properties. Upon expiration of such modifications, should the Partnership not seek or be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. This would likely result in the Partnership no longer having an ownership (or security interest) in such properties. Such decisions will be made on a property-by-property basis and could result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     Wood Forest Glen Apartments

     The modification of the existing long-term mortgage note secured by the Wood Forest Glen apartment complex located in Houston, Texas expired on June 30, 1990. The Partnership continued to negotiate for further modifications to the mortgage loan but was unsuccessful. In December 1991, the Partnership was notified that the lender sold its mortgage note to a third party. The Partnership pursued discussions with the new lender concerning modifications to the mortgage loan and a possible sale of the property. The Partnership was not successful in securing such modifications; however, in April 1992, the Partnership sold its interest in the property to the new lender for approximately $213,000 in excess of the existing mortgage balance (see note 7(c)). As a result of the sale, the Partnership recognized in 1992 a gain on sale of $6,470,625 and $7,058,574 for financial reporting and Federal income tax purposes, respectively.

     Bitter Creek Apartments

     On June 10, 1992, the venture sold the property as more fully discussed in note 7(e).

     The original modification of the then existing long-term mortgage notes (originally due December 15, 1995) secured by the Bitter Creek apartment complex located in Grand Prairie, Texas expired on June 15, 1991. The modifications provided for the deferral of interest payments for the period December 15, 1986 through June 15, 1991. In addition, principal payments were deferred for the period December 15, 1986 through December 15, 1990.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During February 1992, the Bitter Creek venture received an additional modification to the long-term mortgage notes. The venture was required to pay down approximately $436,000 of the principal balance of the mortgage loan in exchange for the lender forgiving all deferred interest and extending the term of the modification. The Partnership's share of the required principal payment was approximately $58,000. The new modified interest accrual and payment rate (averaging 7% for the period June 15, 1991 to June 9, 1992) was based upon the lender's prime rate. As the modification was retroactive to June 15, 1991, the Partnership recognized a gain upon forgiveness of indebtedness in 1991 aggregating $143,082 and $1,094,940 for financial reporting and Federal income tax purposes, respectively. The additional mortgage modification provided that payments of interest be paid monthly and the principal balance and any accrued interest would be due and payable on December 15, 1992.

     Gatehall Plaza Office Building

     The Gatehall venture had reached an agreement in principle with the lender, effective September 1, 1988, to modify the terms of the mortgage note which was secured by the Gatehall Plaza office building located in Parsippany, New Jersey through August 31, 1990. The venture approached the lender to negotiate additional modifications to the mortgage loan in order to further reduce the debt service payments and extend the terms of the modification. During such negotiations, the venture made partial payments of debt service of approximately $1,016,000. During the year ended December 1990, the mortgage lender informed the venture that they were unwilling to further modify the loan and in October 1991, the lender realized upon its security and took title to the property resulting in the Partnership no longer having an ownership interest in the property. The Partnership received no cash proceeds from the transfer of ownership interest; it did, however, recognize a gain for financial reporting and Federal income tax purposes during 1991 of $4,235,904 and $3,305,588, respectively.

     767 Third Avenue Office Building

     During 1991 and 1992, the leases for approximately 67% of the space at the 767 Third Avenue office building located in New York, New York expired (of which approximately 56% have been re-leased as of December 1993). In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue venture obtained from the existing lender, in May 1992, a replacement mortgage loan which matures in seven years and bears a substantially lower interest rate (10%) than the original loan (12 3/8%). In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account for future leasing costs and debt service shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required escrow contributions by approximately $2,600,000 to reflect that certain leasing costs (described above) had already been incurred. 767 Third Avenue had been reserving the property's cash flow beginning with the second quarter of 1990; however, such amounts were less than the net required reserve. The Partnership's venture partner loaned $5,000,000 to the venture in order to fund the net escrow reserve account. As of the date of this report, the reserve account has been depleted and the venture (by way of partner contributions) is funding required leasing costs and debt service shortfalls. The loan funded by the Partnership's venture partner earns interest at an adjustable rate (approximately 8% at December 31, 1993) and provides for repayment of principal and interest out of the available cash flow from property operations and sale or refinancing proceeds. In June 1993, the Partnership purchased a 50% interest in the venture partner's loan including the related accrued interest. Accordingly, the Partnership's 50% interest in the principal portion of the loan ($2,500,000) is reflected as a decrease in long-term debt,

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


less current portion in the consolidated financial statements at December 31, 1993. In conjunction with the agreement with the venture partner to loan the amounts necessary to fund the escrow account, because the Partnership did not purchase its share of the $5,000,000 loan by December 31, 1992, the Partnership's preferential return was removed from the calculation of the allocation of sale or refinancing proceeds. Because the reserve account has been depleted and the property is operating at a deficit, the 767 Third Avenue venture intends to seek refinancing of the mortgage loan. There can be no assurances that any refinancing can be obtained.

     824 Market Street Office Building

     Occupancy at the 824 Market Street office building located in Wilmington, Delaware is currently 49%; however, rent paying occupancy is 80% due to a vacated major tenant that is obligated to pay rent on 60,500 square feet (31% of net rentable area) pursuant to the terms of its lease which expires April 1994. The 824 Market Street venture is aggressively seeking replacement tenants for the vacant space; however, competition has risen significantly due to new office building development in the area over the last few years and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the mortgage note. Such negotiations have been unsuccessful and the first mortgage lender has informed the venture of its intent to realize upon its security in 1994. The 824 Market Street venture has decided, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property.

This will result in the Partnership no longer having an ownership interest in this property and will result in a gain for financial reporting and federal income tax purposes to the Partnership with no corresponding distributable proceeds. As of December 31, 1993, the venture is eighteen months delinquent in making the scheduled debt service payments of approximately $2,970,000 under the terms of the note and, in connection with the negotiations, the venture has withheld payments of contingent interest related to 1987 through 1989 aggregating $134,525. Accordingly, for financial reporting purposes, the long-term mortgage note of approximately $12,570,000 has been reflected as a current liability in the accompanying consolidated financial statements at December 31, 1993 and December 31, 1992. At the first mortgage lender's request, beginning March 1993, payments of approximately $78,000 on the second mortgage loan have also been withheld. As a result, the second mortgage loan of approximately $945,000 has also been reflected as a current liability in the accompanying consolidated financial statements at December 31, 1993.

     Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. To date, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs which due to cash flow operations are expected to be completed by 1996. The property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At December 31, 1993, the February through December 1993 debt service payments totalling approximately $4,248,000 have not been made. Accordingly, the loan balances of approximately $34,298,000 and $34,338,000 have been reflected as a current liability in the consolidated financial statements at December 31, 1993 and 1992, respectively. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. As of the date of

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


this report the joint venture has submitted approximately $360,000 to the lender as partial payment of the amounts delinquent at December 31, 1993. There can be no assurances that any modification will be obtained. If the joint venture is unable to secure modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     Mall of Memphis

     Although occupancy had been increasing, in order for the Mall of Memphis to maintain is competitive position in the marketplace, the Mall of Memphis venture completed a mall renovation in 1991. The renovation costs had been funded by the venture until additional financing was in place. The Partnership contributed approximately $2,252,000 in addition to foregoing their share of 1990 and a portion of the 1991 distributable cash flow from the property to cover their portion of the renovation costs. In March 1993, the venture finalized additional financing of a $9,625,000 ten year loan at a rate of 10%, of which $7,600,000 was funded at closing. The Partnership's share of the funding was $4,719,095 (net of closing costs). Of the amount funded, the Partnership deposited $1,000,000 in an escrow account as security against any currently undiscovered environmental issues. The venture may be entitled to additional proceeds of $2,025,000 should it achieve certain occupancy levels and debt coverage ratios.

     (c)  Refinancings

     The modification of the existing long-term mortgage notes secured by the Scotland Yard Apartments - Phase II and the South Point Apartments located in Houston, Texas expired on June 30, 1990. However, the Partnership continued to pay debt service according to the previously modified terms through December 31, 1990. Effective December 27, 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire in full satisfaction, at an aggregate discount, the previously modified existing long-term mortgage notes secured by the Scotland Yard - Phase I and II, South Point and El Dorado View apartment complexes. Commencing April 1, 1992, the loans provide for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a fiscal year (all as defined) exceed a base amount. For the fiscal years 1993 and 1992, contingent interest aggregated approximately $293,000 and $281,000, respectively. In the event that these properties are sold before the maturity date of the loan, the lender is entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full fiscal years preceding the sale (all as defined). The Partnership sold South Point Apartments in July 1993, as further discussed in note 7(f). The lender has the right to call the remaining loan at any time after January 1, 1996. The lender required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the sale proceeds from South Point Apartments to be added to the escrow account. As of December 31, 1993, the Partnership has been reimbursed from the escrow account approximately $647,000 for capital improvements at the above-referenced apartment complexes. Finally, the modification provides for the lender to participate in the net proceeds from the sale or refinancing of the properties in the form of additional contingent interest. The Partnership has recorded an accrual for such participation as deferred accrued interest included in the balance of long-term debt in the accompanying consolidated financial statements at December 31, 1993.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or other disposition of investment properties are allocated first to the General Partners in an amount equal to the greater of the amount distributable to the General Partners from the proceeds of any such sale (as described below) or 1% of the profits from the sale. Losses from the sale or other disposition of investment properties will be allocated 1% to the General Partners. The remaining sale profits and losses will be allocated to the Limited Partners.

     An amendment to the Partnership Agreement, effective January 1, 1991, generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event which would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this amendment is to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

    The Partnership Agreement provides that the Limited Partners shall receive 99% and the General Partners shall receive 1% of the sale or refinancing proceeds of a real property (net after expenses and retained working capital) until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1983. After such distributions, the General Partners shall receive (to the extent not previously received) proceeds up to 3% of the aggregate sales price of properties previously sold by the Partnership with any remaining proceeds allocated 85% to the Limited Partners and 15% General Partners. The Limited Partners have not yet received cash distributions of sale or refinancing proceeds in an amount equal to their initial capital investment. Therefore, no sale proceeds are distributable to the General Partners pursuant to the distribution levels described above.

     Allocations among the partners in the accompanying accrual basis consolidated financial statements have been made in accordance with the provisions of the Partnership Agreement and the venture agreements (see note
3). The allocation percentages may differ from year to year based on future events. Differences may therefore result between allocations among the partners on the GAAP basis and the tax basis. Such differences would have no significant effect on total assets, total partners' capital or net loss.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)  MANAGEMENT AGREEMENTS

     An affiliate of the Corporate General Partner has assumed management of the following properties:

     Scotland Yard Apartments - Phase I, Houston, Texas;
     El Dorado View Apartments, Webster, Texas;
     Scotland Yard Apartments - Phase II, Houston, Texas;
     South Point Apartments, Houston, Texas;
     (through the date of sale, July 29, 1993):

     Management fees for the above properties are calculated at a percentage of the gross income from the properties.


(7)  SALES OF INVESTMENT PROPERTIES

     (a)  Pavillion Towers, Aurora, Colorado

     During April 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I ("Am-Car") (which owns the Pavillion Towers office complex located in Aurora, Colorado) to its venture partners for $1,000,000 in cash, promissory notes aggregating $3,750,000 and the venture partners' assumption of the Partnership's share of the debt encumbering the property. The two promissory notes of $3,000,000 and $750,000 bear interest at various rates and are due in April 1996. Beginning in 1991, the Partnership has not received the scheduled interest payments of $15,000 on the $750,000 note and as of the date of this report, the Partnership has not received the 1993 scheduled interest payment of $60,000 on the $3,000,000 note. Collection of all past due and future amounts from these notes are considered unlikely; however, the Partnership is evaluating all of its legal options. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve was established at September 30, 1993 to reduce the mortgage notes receivable balance to an amount not to exceed the related deferred gain on sale.

     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method of accounting. The interest received in 1992 and 1991 ($60,000 and $60,000, respectively) was applied against the outstanding principal balance. No profit was recognized in 1993, 1992 or 1991.

     (b) Mortgage notes receivable relating to the above sale consist of the following:

                                                1993        1992
                                            ------------------------

Promissory note secured by personal guarantees
 of the buyers of the Partnership's interest
 in the Pavillion Tower office complex located
 in Aurora, Colorado.  Payable interest only
 (aggregating $150,000 over the ten-year period)
 at various rates.  The entire unpaid principal
 balance is due April 24, 1996.  Balance is
 net of $199,406 of unamortized discount at
 December 31, 1993 and 1992 based on an im-
 puted rate of 8-1/2%. . . . . . . . . . .    $  543,094     543,094

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                1993        1992
                                            -----------  -----------
Promissory note secured by personal guarantees
 of the buyers of the Partnership's interest
 in the Pavillion Tower office complex located
 in Aurora, Colorado.  Payable interest only
 (aggregating $600,000 over the ten-year period)
 at various rates.  The entire unpaid principal
 balance is due April 24, 1996.  Balance is net
 of $797,625 of unamortized discount at
 December 31, 1993 and 1992 based on an imputed
 rate of 8-1/2%. . . . . . . . . . . . . .    2,052,375    2,052,375
                                             ----------    ---------

          Total long-term notes receivable    2,595,469    2,595,469

          Reserve for uncollectibility . .     (527,774)      --
                                             -----------   ---------

          Total long-term notes receivable
            (net of reserve for
             uncollectibility) . . . . . .   $2,067,695    2,595,469
                                             ==========    =========

     (c)  Wood Forest Glen Apartments

     On April 2, 1992, the Partnership sold its interest in the Wood Forest Glen Apartments to the lender for approximately $213,000 in excess of the existing mortgage balance ($11,138,170 at the date of sale). The Partnership recognized in 1992 a gain of $6,470,625 and $7,058,574 for financial reporting and Federal income tax purposes, respectively.

     (d)  Meadowcrest Apartments

     On June 9, 1992, the Partnership sold the land, building and related improvements and personal property of the Meadowcrest apartment complex located in Dallas, Texas for $9,575,000 in cash before selling costs and prorations. A major portion of the sales proceeds was utilized to retire the related underlying mortgage notes of approximately $8,445,000 (a portion of which were scheduled to mature June 30, 1992). The Partnership received approximately $861,000 from the sale of the property after deducting expenses in connection with the sale and the mortgage loan. As a result of the sale, the Partnership recognized in 1992 a gain of $562,806 and $5,255,084 for financial reporting and Federal income tax purposes, respectively.

     (e)  Bitter Creek Apartments

     On June 10, 1992, the Partnership, through the Bitter Creek venture, sold the land, building and related improvements and personal property of the Bitter Creek apartment complex for $10,250,000 in cash before selling costs and prorations. A major portion of the sales proceeds was utilized to retire the related underlying mortgage note of approximately $9,064,000 (note 4(a)). In addition, pursuant to the venture partner agreement, the Partnership and venture partner were allocated $338,709 and $681,423 of net sales proceeds, respectively. The venture agreement generally provides that the gain of $1,024,264 from the sale of the entire property will be first allocated to the joint venture partners' respective negative capital accounts. Any amounts remaining will be allocated 50% to the Partnership and 50% to the venture partner. The venture partner's share of the gain was $881,297. The Partnership recognized in 1992 a gain of $142,967 and $2,808,159 for financial reporting and Federal income tax purposes, respectively.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (f)  South Point Apartments

     On July 29, 1993, the Partnership sold the land, buildings and related improvements and personal property of the South Point apartments complex located in Houston, Texas to an unaffiliated buyer at a sales price determined by arm's-length negotiations. The sales price of the property was $5,600,000 (before closing costs and prorations). A major portion of the sales proceeds was utilized to retire the related underlying mortgage principal of $4,455,000. The Partnership received in connection with the sale, after all fees and expenses, approximately $932,000. Of this amount, the lender was entitled to approximately $606,000 as participation in the sales proceeds. From the sale, the Partnership received a net amount of cash of approximately $326,000, of which $150,000 was required by the lender to be escrowed for the benefit of the Partnership's other properties financed by the lender, as more fully discussed in note 3(c). As a result of the sale, the Partnership has recognized in 1993 a gain of $1,433,916 and $3,512,797 for financial reporting purposes and for federal income tax purposes, respectively.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1993, the Partnership's and its consolidated ventures' principal assets are three office buildings, one enclosed shopping mall and three apartment complexes. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office building and shopping center tenants range in term from one to twenty-four years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenant
sales volumes.   With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector. Apartment complex leases in effect at December 31, 1993 are generally for a term of one year or less and provide for annual rents of approximately $6,527,000.

     Cost of the leased assets net of accumulated depreciation are summarized as follows at December 31, 1993:

               Shopping mall:
                 Cost. . . . . . . . . . . .  $ 54,908,429
                 Accumulated depreciation. .   (17,360,044)
                                              ------------
                                                37,548,385
                                              ------------
               Office buildings:
                 Cost. . . . . . . . . . . .   131,184,365
                 Accumulated depreciation. .   (44,560,214)
                                              ------------
                                                86,624,151
                                              ------------
               Apartment complexes:
                 Cost. . . . . . . . . . . .    25,924,396
                 Accumulated depreciation. .   (10,589,071)
                                              ------------
                                                15,335,325
                                              ------------
               Total . . . . . . . . . . . .  $139,507,861
                                              ============
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

               1994. . . . . . . . . . . . .   $ 19,428,455
               1995. . . . . . . . . . . . .     18,558,815
               1996. . . . . . . . . . . . .     16,830,400
               1997. . . . . . . . . . . . .     13,079,607
               1998. . . . . . . . . . . . .      9,009,056
               Thereafter. . . . . . . . . .     39,174,884
                                               ------------

               Total . . . . . . . . . . . .   $116,681,217
                                               ============


     Additional contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1993, 1992 and 1991:

               1991. . . . . . . . . . . . .       $438,875
               1992. . . . . . . . . . . . .        424,211
               1993. . . . . . . . . . . . .        352,862
                                                   ========


     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease.

     The Riverfront venture owns a net leasehold interest which expires in 2061 (subject to a 19-year extension) in the land underlying the Cambridge, Massachusetts office building. The lease provides for annual rent equal to the greater of 2% of gross income from the property or a minimum amount (which increases on a fixed schedule from $132,700 to $298,575 for the years 2007 through 2080).

    Future minimum rental commitments under this lease are as follows:

                    1994 . . . . . . . . .    $   179,145
                    1995 . . . . . . . . .        179,145
                    1996 . . . . . . . . .        187,417
                    1997 . . . . . . . . .        212,230
                    1998 . . . . . . . . .        212,230
                    Thereafter . . . . . .     18,265,909
                                              -----------

                    Total. . . . . . . . .    $19,236,076
                                              ===========

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                       1993          1992          1991            1993
                                                                     --------      --------      --------     --------------
Disbursement agent fees. . . . . . . . . . . . . . . . . . . . .     $   --            --           1,971             --
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .        31,165       35,835        50,000             --
Property management and leasing fees . . . . . . . . . . . . . .       322,125      400,695       526,873             --
Management fees to Corporate General Partner . . . . . . . . . .         --            --          11,936           11,936
Reimbursement (at cost) for accounting services. . . . . . . . .        73,649       96,945        76,506          204,192
Reimbursement (at cost) for legal services . . . . . . . . . . .         6,012        8,490         6,622           34,564
Reimbursement (at cost) for data processing services . . . . . .         3,896       (1,575)        2,000             --
Reimbursement (at cost) for out-of-pocket expenses . . . . . . .        12,946       12,368         1,261                7
Reimbursement (at cost) for out-of-pocket salary and salary related expenses relating to on-site and other costs for the Partnership and
 its investment properties . . . . . . . . . . . . . . . . . . .        49,549      106,002       140,928             --
                                                                      --------     --------      --------          -------

                                                                      $499,342      658,760       818,097          250,699
                                                                      ========     ========      ========          =======



                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



     The Corporate General Partner has deferred payment of partnership management fees as set forth in the above table. In addition, distributions to the General Partners of the first quarter 1991 net cash flow of the Partnership aggregating $7,161 have also been deferred. These amounts do not bear interest and are expected to be paid in future periods.


(10)  COMMITMENTS AND CONTINGENCIES

     The Partnership is a defendant in several actions brought against it arising in the ordinary course of business. It is the belief of the Corporate General Partner, based on its knowledge of facts and advice of counsel, that the claims made against the Partnership in such actions will not result in a material adverse effect on the Partnership's consolidated financial position or results of operations.


(11)  INVESTMENT IN UNCONSOLIDATED VENTURE

     For the Yerba Buena venture (note 3(b)(1)) for the years ended December 31, 1992 and December 31, 1991, total income was $1,431,864 and $2,987,385, respectively, expenses applicable to operating loss were $3,523,650 and $7,165,674, respectively, and the net income was $4,254,514 and the net loss was ($4,178,289), respectively.
                                                             SCHEDULE X

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Depreciation . . . . . .      $6,750,315      6,963,918      7,835,833

Maintenance and repairs.       5,766,650      5,462,682      6,380,656

Taxes:
    Real estate. . . . .       5,848,853      6,019,065      6,009,218
    Other. . . . . . . .          34,470         46,010         77,453

Advertising. . . . . . .         353,295        366,016        447,265
                              ==========     ==========     ==========

                                                                                                                       SCHEDULE XI
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993



                                             INITIAL COST TO                                  GROSS AMOUNT AT WHICH CARRIED
                                             PARTNERSHIP (A)                                      AT CLOSE OF PERIOD (B)
                                      -----------------------------        COSTS      --------------------------------------------
                                         LAND AND       BUILDINGS       CAPITALIZED       LAND AND      BUILDINGS
                                         LEASEHOLD        AND          SUBSEQUENT TO     LEASEHOLD         AND
                        ENCUMBRANCE      INTEREST      IMPROVEMENTS   TO ACQUISITION      INTEREST     IMPROVEMENTS      TOTAL (E)
                        -----------     -----------    ------------   --------------     ----------    ------------    -----------

APARTMENT BUILDINGS:
 Webster, Texas. . .   $  4,695,000         470,507       6,113,536          539,259        470,507       6,652,795      7,123,302
 Houston, Texas
  (Scotland Yard-
  Phase I) . . . . .      9,300,000       1,076,225       7,455,923          477,343      1,076,225       7,933,266      9,009,491
 Houston, Texas
  (Scotland Yard-
  Phase II). . . . .      9,515,000       1,008,600       8,192,059          590,944      1,008,600       8,783,003      9,791,603
OFFICE BUILDINGS:
 New York, New York
  (767 Third Avenue)
  (D). . . . . . . .     40,486,531      10,252,897      59,515,887        6,660,195     10,252,898      66,176,081     76,428,979
 Cambridge, Massachusetts
  (D). . . . . . . .     34,297,991          (c)         27,114,515        9,902,037         (c)         37,016,552     37,016,552
 Wilmington, Delaware
  (D). . . . . . . .     13,514,864       1,905,000      12,277,398        3,556,436      1,905,000      15,833,834     17,738,834
SHOPPING MALL:
 Memphis,
  Tennessee (D). . .     41,464,343       3,608,935      39,870,758       11,428,736      3,619,781      51,288,648     54,908,429
                        -----------      ----------     -----------       ----------     ----------     -----------    -----------

    Total. . . . . .   $153,273,729      18,322,164     160,540,076       33,154,950     18,333,011     193,684,179    212,017,190
                        ===========      ==========     ===========       ==========     ==========     ===========    ===========

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993

                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATION         REAL ESTATE
                                               DEPRECIATION(F)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
APARTMENT BUILDINGS:
 Webster, Texas. . . . . . . . . . . . . . .       $ 3,099,394           1980           7/31/81        5-30 years          164,552
 Houston, Texas
  (Scotland Yard-
  Phase I) . . . . . . . . . . . . . . . . .         3,722,061           1981           4/15/81        5-30 years          221,609
 Houston, Texas
  (Scotland Yard-
  Phase II). . . . . . . . . . . . . . . . .         3,767,616           1982           6/28/82        5-30 years          229,470
OFFICE BUILDINGS:
 New York, New York
  (767 Third Avenue)
  (D). . . . . . . . . . . . . . . . . . . .        27,748,212           1981           9/30/81        5-30 years        2,524,949
 Cambridge, Massachusetts
  (D). . . . . . . . . . . . . . . . . . . .        11,724,841           1983          10/22/81        5-30 years        1,373,555
 Wilmington, Delaware
  (D). . . . . . . . . . . . . . . . . . . .         5,087,161           1983           6/15/82        5-30 years          353,236
SHOPPING MALL:
 Memphis,
  Tennessee (D). . . . . . . . . . . . . . .        17,360,044           1981            8/3/81        5-30 years          909,040
                                                   -----------                                                           ---------

    Total. . . . . . . . . . . . . . . . . .       $72,509,329                                                           5,776,411
                                                   ===========                                                           =========

- ------------------
        (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B) The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately $183,014,182.
        (C) Property operated under ground lease; see Note 8(b).
        (D) Properties owned and operated by joint ventures; see Note 3.

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993

(E)  Reconciliation of real estate owned:

                                                          1993               1992                1991
                                                      ------------       ------------       ------------
      Balance at beginning of period . . . . . . .    $213,213,361        244,464,720        251,806,308
      Additions during period. . . . . . . . . . .       5,280,587          4,116,368          4,851,889
      Dispositions during period . . . . . . . . .      (6,476,758)       (35,367,727)       (12,193,477)
                                                      ------------       ------------       ------------

      Balance at end of period . . . . . . . . . .    $212,017,190        213,213,361        244,464,720
                                                      ============       ============       ============

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .    $ 68,282,112         73,688,543         68,904,978
      Depreciation expense . . . . . . . . . . . .       6,750,315          6,963,918          7,835,833
      Reductions during period . . . . . . . . . .      (2,523,098)       (12,370,349)        (3,052,268)
                                                      ------------       ------------       ------------

      Balance at end of period . . . . . . . . . .    $ 72,509,329         68,282,112         73,688,543
                                                      ============       ============       ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1993 and 1992.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XI, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 9-14 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-10494) dated March 19, 1993.

     The names, positions held and length of service therein of each director, executive officer and certain officers of the Corporate General Partner are as follows:
                                                          SERVED IN
     NAME                     OFFICE                     OFFICE SINCE
     ----                     ------                     ------------

     Judd D. Malkin           Chairman                   5/03/71
                              Director                   5/03/71
     Neil G. Bluhm            President                  5/03/71
                              Director                   5/03/71
     Jerome J. Claeys III     Director                   5/09/88
     Burton E. Glazov         Director                   7/01/71
     Stuart C. Nathan         Executive Vice President   5/08/79
                              Director                   3/14/73
     A. Lee Sacks             Director                   5/09/88
     John G. Schreiber        Director                   3/14/73
     H. Rigel Barber          Chief Executive Officer    8/01/93
     Jeffrey R. Rosenthal     Chief Financial Officer    8/01/93
     Gary Nickele             Executive Vice President   1/01/92
                              and General Counsel        2/27/84
     Gailen J. Hull           Senior Vice President      6/01/88
     Ira J. Schulman          Executive Vice President   6/01/88
     Howard Kogen             Senior Vice President      1/02/86
                              Treasurer                  1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the Corporate General Partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG").

Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977. He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Compensation and Fees" at pages 6-9, "Cash Distributions" at pages 117-119, "Allocation of Profits or Losses for Tax Purposes" at page 117 and "Distributions and Compensations; Allocations of Profits and Losses" at pages A-5 to A-10 of the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-10494) dated March 19, 1993. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1993, 1992, and 1991, no cash distributions were paid to the General Partners. The General Partners have deferred distributions in 1991 of $7,161.

     JMB Properties Company, an affiliate of the Corporate General Partner, provided property management services to the Partnership for all of 1993 for the El Dorado View Apartments in Webster, Texas, Scotland Yard - Phase I and Scotland Yard-Phase II in Houston, Texas, and for South Point Apartments in Houston, Texas for the period January 1, 1993 through July 29, 1993. Fees are calculated at 5% of gross income for the apartment complexes. Such affiliate earned property management fees amounting to $322,125 in 1993 all of which were paid at December 31, 1993. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1993 aggregating $31,165 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1993, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $146,052. Cumulative amounts unpaid at December 31, 1993 were $250,669.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 6-9, "Conflicts of Interest" at pages 9-14 and "Powers, Rights and Duties of the General Partners" at pages A-12 to A-17 of the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-10494) dated March 19, 1993. The relationship of the Corporate General Partner to its affiliates is set forth above in Item 10.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the
          Partnership.

     (b)  The Corporate General Partner and its officers and directors own the following Interests of the Partnership:

                                  NAME OF                           AMOUNT AND NATURE
                                 BENEFICIAL                            OF BENEFICIAL                         PERCENT
TITLE OF CLASS                     OWNER                                OWNERSHIP                            OF CLASS
- --------------                   ----------                         -----------------                        --------
Limited Partnership Interests    JMB Realty Corporation             85 Interests directly                    Less than 1%

Limited Partnership Interests    Corporate General                  85 Interests directly                    Less than 1%
                                 Partner and its
                                 officers and
                                 directors as a
                                 group

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangements, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

        (1) Financial Statements (See Index to Financial Statements filed with this annual report).

        (2)       Exhibits.

             3-A.*The Prospectus of the Partnership dated May 8, 1981, as supplemented on July 27, 1981, October 9, 1981, November 5, 1981, December 10, 1981, February 19, 1982 and April 23, 1982, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Pages 6-14, 117-119, A-5 to A-10 and A-12 to A-17 are hereby incorporated herein by reference.

             3-B.*Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference.

             4-A. Long-term debt modification relating to the 767 Third Avenue Office Building in New York, New York is hereby incorporated herein by reference.

             4-B. Mortgage loan documents secured by the Mall of Memphis in Memphis, Tennessee are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-70724) dated May 8, 1981.

             4-C. First through third mortgage loan documents secured by the Riverfront Office Building in Cambridge, Massachusetts are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-70724) dated May 8, 1981.

             4-D.*Fourth mortgage loan document secured by the Riverfront Office Building in Cambridge, Massachusetts is hereby incorporated herein by reference.

             4-E Deed of trust note document dated March 31, 1993 secured by the Mall of Memphis in Memphis, Tennessee is filed herewith.

             10-A.Acquisition documents relating to the purchase by the Partnership of an interest in the 767 Third Avenue Office Building in New York, New York are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-70724) dated May 8, 1981.

             10-B.Acquisition Documents relating to the purchase by the Partnership of an interest in the Mall of Memphis in Memphis, Tennessee are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-70724) dated May 8, 1981.

             10-C.Acquisition documents relating to the purchase by the Partnership of an interest in the Riverfront Office Building in Cambridge, Massachusetts are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-70724) dated May 8, 1981.

             21.  List of Subsidiaries.

             24.  Powers of Attorney

             99-A.The Partnership's Report on Form 8-K dated August 30, 1993 describing the July 29, 1993 sale of the South Point Apartments and exhibits thereto are hereby incorporated herein by reference.
             _____________

             * Previously filed in Exhibits 3-A, 3-B and 4-D to the Partnership's Report on Form 10-K for December 31, 1992 of the Securities Exchange Act of 1934 (file no. 0-10494) filed on March 19, 1993.

                 Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.


     (b) No report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report:

     No annual report or proxy material for the fiscal year 1993 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                        By: JMB Realty Corporation
                            Corporate General Partner


                            GAILEN J. HULL
                        By: Gailen J. Hull
                            Senior Vice President
                        Date:March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By: JMB Realty Corporation
                            Corporate General Partner


                            JUDD D. MALKIN*
                        By: Judd D. Malkin, Chairman and Director
                        Date:March 25, 1994


                            NEIL G. BLUHM*
                        By: Neil G. Bluhm, President and Director
                        Date:March 25, 1994


                            H. RIGEL BARBER*
                        By: H. Rigel Barber, Chief Executive Officer
                        Date:March 25, 1994


                            JEFFREY R. ROSENTHAL*
                        By: Jeffrey R. Rosenthal, Chief Financial Officer
                            Principal Financial Officer
                        Date:March 25, 1994



                        By: Gailen J. Hull, Senior Vice President
                            Principal Accounting Officer
                        Date:March 25, 1994


                            A. LEE SACKS*
                        By: A. Lee Sacks, Director
                        Date:March 25, 1994


                            STUART C. NATHAN*
                        By: Stuart C. Nathan, Executive Vice President
                              and Director
                        Date:March 25, 1994

                        *By:GAILEN J. HULL, Pursuant to a Power of Attorney


                        By: Gailen J. Hull, Attorney-in-Fact
                        Date:March 25, 1994

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                             EXHIBIT INDEX


                                                DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE       PAGE
                                              ------------       ----

3-A.       Pages 6-14, 117-119, A-5 to A-10,
           A-12 to A-17 of the Prospectus
           of the Partnership dated May 8, 1981    Yes

3-B.       Amended and Restated Agreement of
           Limited Partnership                     Yes

4-A.       Mortgage loan documents secured
           by the 767 Third Avenue
           Office Building                         Yes

4-B.       Mortgage loan documents secured
           by the Mall of Memphis                  Yes

4-C.       First through third mortgage
           loan documents secured by the
           Riverfront Office Building              Yes

4-D.       Fourth mortgage loan document
           secured by the Riverfront
           Office Building                         Yes

4-E.       Deed of trust note dated
           March 31, 1993 secured by the
           Mall of Memphis                         No

10-A.      Acquisition documents related
           to the 767 Third Avenue
           Office Building                         Yes

10-B.      Acquisition documents related
           to the Mall of Memphis                  Yes

10-C.      Acquisition documents related
           to the Riverfront Office Building       Yes

21.        List of Subsidiaries                     No

24.        Powers of Attorney                       No

99-A.      Form 8-K for July 29, 1993              Yes