Form 10-Q
period 1994-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1994-05-16
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For the quarter ended March 31, 1994           Commission file number 0-10494



                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
               (Exact name of registrant as specified in its charter)




           Illinois                                    36-3102608
(State of organization)                      (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                           60611
(Address of principal executive office)                      (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .




PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .
Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .


PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------

                                                                                                         MARCH 31,      DECEMBER 31,
                                                                                                          1994              1993
                                                                                                      ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  1,995,279        2,312,541
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,207,252        2,288,265
  Rents and other receivables (net of allowance for doubtful accounts of $1,378,208 and $1,284,059 at
    March 31, 1994 and December 31, 1993, respectively). . . . . . . . . . . . . . . . . . . . . . . .   2,026,536        2,230,844
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,521,856        1,636,340
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,395,695        1,510,402
                                                                                                      ------------      -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9,146,618        9,978,392
                                                                                                      ------------      -----------

Mortgage notes receivable (net of reserve for uncollectibility of $527,774, note 5(a)) . . . . . . . .   2,067,695        2,067,695
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18,333,011       18,333,011
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 194,687,006      193,684,179
                                                                                                      ------------      -----------
                                                                                                       213,020,017      212,017,190
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  74,182,765       72,509,329
                                                                                                      ------------      -----------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . . 138,837,252      139,507,861
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . . . . . . . . . . . .     387,141          445,473
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,954,810        5,881,001
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,209,658        3,108,523
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,983,986        8,422,186
                                                                                                       -----------      -----------
                                                                                                       $168,587,160     169,411,131
                                                                                                       ============     ===========
                                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS


                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         1994              1993
                                                                                                      ------------      -----------
Current liabilities:
  Current portion of long-term debt (notes 3(c) and 3(d)). . . . . . . . . . . . . . . . . . . . . . .$ 48,204,430       48,194,235
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,788,872        1,587,865
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     627,072          741,524
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9,655,954        8,712,498
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     966,305        1,437,411
                                                                                                       -----------      -----------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  61,242,633       60,673,533
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     153,672          184,933
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 106,288,655      106,140,597
                                                                                                       -----------      -----------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 167,684,960      166,999,063
Deferred gain on sale of investment property (note 5(a)) . . . . . . . . . . . . . . . . . . . . . . .   2,067,695        2,067,695
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .   6,730,734        6,677,585
Partners' capital accounts (deficits) (note 1):
General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (12,066,839)     (12,004,318)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,116,446)      (1,116,446)
                                                                                                      ------------      -----------
                                                                                                       (13,182,285)     (13,119,764)
                                                                                                      ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . 121,935,233      121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (71,581,202)     (70,080,706)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (45,067,975)     (45,067,975)
                                                                                                      ------------      -----------
                                                                                                         5,286,056        6,786,552
                                                                                                      ------------      -----------
       Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . . . . . . . . . . .  (7,896,229)      (6,333,212)
                                                                                                      ------------      -----------
Commitments and contingencies (notes 3, 4, 5, 6 and 7)
                                                                                                      $168,587,160      169,411,131
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

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                          1994             1993
                                                                                                      -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 9,194,852        9,372,451
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     45,166           53,896
                                                                                                      -----------      -----------
                                                                                                        9,240,018        9,426,347
                                                                                                      -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4,626,158        4,592,314
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,673,436        1,645,182
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4,657,611        4,637,372
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     65,210           72,575
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    321,386          247,598
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,124           28,889
                                                                                                      -----------      -----------
                                                                                                       11,365,925       11,223,930
                                                                                                      -----------      -----------
          Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,125,907        1,797,583

Partnership's share of operations of unconsolidated ventures (note 1). . . . . . . . . . . . . . . . .    121,761          (41,725)
Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (684,651)        (473,068)
                                                                                                      -----------      -----------
          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 1,563,017        1,282,790
                                                                                                      ===========      ===========
          Net loss per limited partnership interest (note 1) . . . . . . . . . . . . . . . . . . . . .$     10.92             8.96
                                                                                                      ===========      ===========
          Cash distributions per limited partnership interest. . . . . . . . . . . . . . . . . . . . .$     --               --
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

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                          1994              1993
                                                                                                      ------------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ (1,563,017)      (1,282,790)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,673,436        1,645,182
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     327,386          247,598
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .     256,987          248,343
    Partnership's share of operations of unconsolidated ventures . . . . . . . . . . . . . . . . . . .     121,761          (41,725)
    Venture partner's share of venture's operations and gain on sale or disposition of investment
     property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..    (684,651)        (473,068)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     204,308          398,257
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     114,707         (154,661)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     114,484         (105,166)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (101,135)         108,453
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     201,007          401,097
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (114,452)         175,376
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     943,456          (10,393)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (471,106)      (1,025,153)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (31,261)         (22,067)
                                                                                                      ------------      -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .     991,910          109,283
                                                                                                      ------------      -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .      81,013           96,032
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,002,827)      (1,328,248)
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .     (63,429)           --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (401,195)      (1,110,628)
                                                                                                      ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,386,438)      (2,342,844)
                                                                                                      ------------      -----------
                                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                                          1994              1993
                                                                                                      ------------      -----------

Cash flows from financing activities:
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --           7,600,000
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (98,734)        (115,516)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     176,000            --
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --          (2,943,761)
                                                                                                      ------------      -----------
          Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . . . .      77,266        4,540,723
                                                                                                      ------------      -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .$   (317,262)       2,307,162
                                                                                                      ============      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  3,425,715        4,354,364
                                                                                                      ============      ===========

  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      --               --
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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1994 AND 1993

                                     (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1993, which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and the following of its ventures (see note 4), Mall of Memphis Associates ("Mall of Memphis"), 767 Third Avenue Associates ("767 Third Avenue"), Riverfront Office Park Joint Venture ("Riverfront") and Excelsior Associates, LP ("824 Market Street"). The effect of all transactions between the Partnership and the ventures has been eliminated.
The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Carlyle/National City Associates ("Carlyle/National City"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                                         1994                       1993
                                ---------------------    --------------------
                               GAAP BASIS   TAX BASIS    GAAP BASIS   TAX BASIS
                               ----------   ---------    ----------   ---------
Net loss . . . . . . . . .     $1,563,017   1,829,427     1,282,790   1,688,270
Net loss per limited
 partnership interest. . .     $    10.92       12.78          8.96       11.79
                               ==========   =========    ==========   =========

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the Limited Partnership Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at March 31, 1994 and December 31, 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities at one year or less) reflected as short-term investments being held to maturity.

     Certain reclassifications have been made to the 1993 consolidated financial statements to conform with the 1994 presentation.


(2)  INVESTMENT PROPERTIES

     All investment properties are pledged as security for long-term debt, all of which are non-recourse to the Partnership. The Partnership continues to make the scheduled payments on its existing mortgage indebtedness related to its remaining investment properties, except as described in note 3 below.


(3)  LONG-TERM DEBT MODIFICATIONS AND REFINANCINGS

     (a)  General

     As described below, the Partnership is seeking or has received mortgage note modifications on certain properties. Upon expiration of such modifications, should the Partnership not seek or be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. This would likely result in the Partnership no longer having an ownership (or security) interest in such properties. Such decisions will be made on a property-by-property basis and could result in a gain for financial reporting and federal income tax purposes to the Partnership with no corresponding distributable proceeds. Reference is made to Note 4 of Notes to Consolidated Financial Statements contained in the Partnership's 1993 Annual Report.

     (b)  767 Third Avenue Office Building

     During 1991 and 1992, the leases for approximately 67% of the space at the 767 Third Avenue office building located in New York, New York expired (of which approximately 59% have been re-leased as of March 1994). In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue venture obtained from the existing lender, in May 1992, a replacement mortgage loan which matures in seven years and bears a substantially lower interest rate (10%) than the original loan (12 3/8%). In connection with the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account for future leasing costs and debt service shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required escrow contributions by approximately $2,600,000 to reflect that certain leasing costs (described above) had already been incurred. 767 Third Avenue had been reserving the property's cash flow beginning with the second quarter of 1990; however, such amounts were less than the net required reserve. The Partnership's venture partner loaned $5,000,000 to the venture in order to fund the net escrow reserve account. In 1993, the reserve account was depleted and the venture (by way of partner contributions) is funding required leasing costs and debt service shortfalls. The loan funded by the Partnership's venture partner earns interest at an adjustable rate (approximately 8% at March 31, 1994) and provides for repayment of principal and interest out of the available cash flow from property operations and sale or refinancing proceeds. In June 1993, the Partnership purchased a 50% interest in the venture partner's loan including the related accrued interest. Accordingly, the Partnership's 50% interest in the principal portion of the loan ($2,500,000) and the related interest has been eliminated from long-term debt, less current portion in the consolidated financial statements at March 31, 1994. In conjunction with the agreement with the venture partner to loan the amounts necessary to fund the escrow account, because the Partnership did not purchase its share of the $5,000,000 loan by December 31, 1992, the Partnership's preferential return was removed from the calculation of the allocation of sale or refinancing proceeds. Because the reserve account has been depleted and the property is operating at a deficit, the 767 Third Avenue venture intends to seek refinancing of the mortgage loan. There can be no assurances that any refinancing can be obtained.

     (c)  824 Market Street Office Building

     Occupancy at the 824 Market Street office building located in Wilmington, Delaware is currently 42%. The 824 Market Street venture is aggressively seeking replacement tenants for the vacant space and the building is currently leased to 57%, however, competition has risen significantly due to new office building development in the area over the last few years and to the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the first mortgage note. Such negotiations have been unsuccessful and the venture has received notice of default. The lender has informed the venture of its intent to realize upon its security in 1994. The 824 Market Street venture has decided, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This will result in the Partnership no longer having an ownership interest in this property and will result in a gain to the Partnership for financial reporting and federal income tax purposes with no corresponding distributable proceeds. As of March 31, 1994, the venture is twenty-one months delinquent in making the scheduled debt service payments of approximately $3,465,000 under the terms of the first mortgage note. In addition, in connection with the negotiations, the venture has withheld payment of contingent interest due related to 1987 through 1989 aggregating $134,525. Accordingly, for financial reporting purposes, the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


long-term mortgage note of $12,570,000 has been reflected as a current liability in the accompanying consolidated financial statements at March 31, 1994 and December 31, 1993. At the first mortgage lender's request, beginning March 1993, payments on the second mortgage loan of approximately $102,000 have also been withheld. As a result, the second mortgage loan of approximately $945,000 has also been reflected as a current liability in the accompanying consolidated financial statements at March 31, 1994 and December 31, 1993.

     (d)  Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. To date, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs. Though physical occupancy at the property has increased from 80% at March 31, 1993 to 89% at March 31, 1994, rent paying occupancy has decreased since April, 1993, due to a major tenant (that vacated approximately 25% of the building in July 1992 due to a downsizing of its operations) continuing to pay rent through the remaining terms of its leases which expired in April 1993. The property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At March 31, 1994, the February 1993 through March 1994 scheduled debt service payments totalling approximately $5,375,000 have not been made. Accordingly, the loan balance of approximately $34,298,000 has been reflected as a current liability in the consolidated financial statements at March 31, 1994 and December 31, 1993, respectively. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. As of March 31, 1994, the joint venture has submitted approximately $720,000 to the lender as partial payment of the delinquent amounts. There can be no assurances that any modification will be obtained. If the joint venture is unable to secure modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     (e)  Mall of Memphis

      In March 1993, the Mall of Memphis venture finalized additional financing from the existing mortgage lender to repay renovation costs funded by the venture. The venture received additional financing of a $9,625,000 ten year loan at a rate of 10%, of which $7,600,000 was funded at closing. The Partnership's share of the funding was $4,719,095 (net of closing costs), of which $1,000,000 was required to be deposited in an escrow account as security against any currently undiscovered environmental issues. In addition, a portion of these funds were used to purchase the Partnership's share of a loan funded by the Partnership's venture partner in the 767 Third Avenue venture, as further discussed in note 3(b). The remaining funds may be used to fund current and future Partnership obligations. The venture may be entitled to

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


additional proceeds of $2,025,000 should the property achieve certain occupancy levels and debt coverage ratios. As of May, 1994, an affiliate of the General Partners has assumed property management and leasing services. Property management fees are calculated as 3% of gross receipts (as defined) and leasing commissions are calculated at a rate, which approximates market, based on the terms of the related lease.

     (f)  Refinancings

     Effective December 27, 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire in full satisfaction, at an aggregate discount, the previously modified existing long-term mortgage notes secured by the Scotland Yard - Phase I and II, South Point and El Dorado View apartment complexes. The Partnership sold South Point Apartments in July 1993, as further discussed in note 5(b). Commencing April 1, 1992, the loans provide for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a fiscal year (all as defined) exceed a base amount. For the fiscal years 1993 and 1992, contingent interest was approximately $387,000 and $281,000, respectively. As of March 31, 1994, the Partnership has recorded additional interest expense of approximately $77,000 based on an estimate of the contingent interest due for fiscal year 1994. In the event that these properties are sold before the maturity date of the loan, the lender is entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full fiscal years preceding the sale (all as defined) plus additional interest, if any, until the lender has received an internal rate of return of 13.25% per annum if prepayment occurs between January 1, 1994 and December 31 1995; 13.75% per annum if prepayment occurs between January 1, 1996 and December 31, 1987 and 14% per annum thereafter. Accordingly, the Partnership has recorded an estimate of the minimum internal rate of return as deferred accrued interest included in the balance of long-term debt in the accompanying consolidated financial statements at March 31, 1994 and December 31, 1993. The lender has the right to call the remaining loan at any time after January 1, 1996. The lender required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the sale proceeds from South Point Apartments to be added to the escrow account. As of March 31, 1994, the Partnership has been reimbursed from the escrow account approximately $647,000 for capital improvements at the above-referenced apartment complexes.

(4)  VENTURE AGREEMENTS

     (a) General

     The Partnership at March 31, 1994 is a party to five operating joint venture agreements. In general, the Partnership's venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently, admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     There are certain risks associated with the Partnership's investments made through ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b) Carlyle/National City

     In July 1983, the Partnership acquired, through Carlyle/National City (a joint venture with Carlyle Real Estate Limited Partnership-XII), an interest in an existing thirty-five story office building in Cleveland, Ohio.

     The Partnership made an initial contribution of $5,445,257 to Carlyle/National City. The terms of the Carlyle/National City venture agreement provide that the capital contributions, annual cash flow, net proceeds from sale or refinancing and profit or loss will be allocated in the property was $3,341,583 after distributions resulting from the increase in the first mortgage loan.

     The Partnership has finalized a refinancing of the existing mortgage with the current mortgage lender effective April 28, 1994. The interest rate on the existing mortgage increased from 9-5/8% to 11-7/8% in January 1994. The interest rate on the new loan will be 8.5%. The loan will be amortized over 22 years with a balloon payment due in seven years.


(5)  SALES OF INVESTMENT PROPERTIES

     (a)  Pavillion Towers

     During April 1986, the Partnership sold its interest in Am-Car Real Estate Partnership - I ("Am-Car") (which owns the Pavillion Towers office complex located in Aurora, Colorado) to its venture partners for $1,000,000 in cash, promissory notes aggregating $3,750,000 and the venture partners' assumption of the Partnership's share of the debt encumbering the property. The two promissory notes of $3,000,000 and $750,000 bear interest at various rates and are due in April 1996. Beginning in 1991, the Partnership has not received the scheduled interest payments of $15,000 on the $750,000 note and as of the date of this report, the Partnership has not received the 1994 or 1993 scheduled interest payment of $60,000 on the $3,000,000 note. Collection of all past due and future amounts from these notes are considered unlikely; however, the Partnership is evaluating all of its legal options, including the possibility of a substantial discounted payment. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve was established at September 30, 1993 to reduce the mortgage notes receivable balance to an amount not to exceed the related deferred gain on sale.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method of accounting. The interest received in 1992 and 1991 ($60,000 and $60,000, respectively) was applied against the outstanding principal balance. No profit has been recognized in 1994, 1993, 1992 or 1991.

     (b)  South Point Apartments

     On July 29, 1993, the Partnership sold the land, buildings and related improvements and personal property of the South Point apartments complex located in Houston, Texas to an unaffiliated buyer at a sales price determined by arm's-length negotiations. The sales price of the property was $5,600,000 (before closing costs and prorations). A major portion of the sales proceeds was utilized to retire the related underlying mortgage principal of $4,455,000. The Partnership received in connection with the sale, after all fees and expenses, approximately $932,000. Of this amount, the lender was entitled to approximately $606,000 as participation in the sales proceeds. From the sale, the Partnership received a net amount of cash of approximately $326,000, of which $150,000 was required by the lender to be escrowed for the benefit of the Partnership's other properties financed by the lender, as more fully discussed in note 3(f). As a result of the sale, the Partnership recognized in 1993 a gain of $1,433,916 and $3,512,797 for financial reporting purposes and for federal income tax purposes, respectively.


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 were as follows:

                                                                     Unpaid at
                                           1994         1993      March 31, 1994
                                         -------       ------    ---------------
Property management and
 leasing fees. . . . . . . . .           $68,607       85,925             --
Insurance commissions. . . . .              --          6,335             --
Management fees to corporate
 general partner . . . . . . .              --           --            11,936
Reimbursement (at cost) for
 out-of-pocket expenses. . . .             4,397        3,960             --
                                         -------       ------          ------

                                         $73,004       96,220          11,936
                                         =======       ======          ======

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


administration of the Partnership and operation of the Partnership's investment properties. Such costs aggregated $16,845 for the first quarter of 1994 and $79,661 for 1993, of which $79,661 was unpaid as of March 31, 1994.

     The Corporate General Partner has deferred payment of partnership management fees as set forth in the above table. In addition, distributions to the General Partners of the first quarter 1991 net cash flow of the Partnership, aggregating $7,161, have also been deferred. These amounts do not bear interest and are expected to be paid in future periods.


(7)  COMMITMENTS AND CONTINGENCIES

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


(8)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references herein to "Notes" are to Notes to Consolidated Financial Statements filed with this report.

     At March 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $1,995,000. Such funds and short-term investments of approximately $2,207,000 are available for future distributions to partners and for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the 767 Third Avenue office building and the National City Center office building. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $5,920,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $4,000,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Certain of the Partnership's investment properties and properties in which the Partnership has a security interest currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions will contribute to the anticipated net cash flow deficits described above. The sources of capital for such items and for both short-term and long-term future liquidity and distributions to partners are expected to be from net cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership does not consider the notes receivable arising from the previous sales of the Partnership's investment properties to be sources of future liquidity as collections of any past due or future payments on the Partnership's notes are considered unlikely. Reference is made to Note 5(a). The Partnership's and its ventures' mortgage obligations are all non-recourse.

Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, based upon estimated operations of certain of the Partnership's investment properties, the Partnership decided to suspend distributions to the Limited and General Partners effective as of the second quarter of 1991. In addition, the Partnership has deferred cash distributions and partnership management fees related to the first quarter of 1991 as discussed in Note 6. These amounts, which do not bear interest, are approximately $19,000 and are expected to be paid in future periods.

     As described more fully in Note 3, the Partnership is seeking or has received mortgage loan modifications on certain of its properties. If the Partnership is unable to secure new or additional modifications to the loans, based upon current market conditions, the Partnership may not commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits or deficits to underlying mortgage holders. This would result in the Partnership no longer having an ownership (or security) interest in such properties. Such decisions will be made on a property-by-property basis and may result in a gain to the Partnership for financial reporting and federal income tax purposes, with no corresponding distributable proceeds.

     The lender of the long-term mortgage notes secured by the Scotland Yard-Phase I and II, South Point, and El Dorado View apartment complexes required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the proceeds from the sale of the South Point Apartments, as more fully discussed in note 5(b), to be added to the escrow account. As of March 31, 1994, the Partnership has been reimbursed from the escrow account approximately $647,000 for capital improvements at the above-referenced apartment complexes. Reference is made to Note 3(f).

     767 Third Avenue Office Building

     During 1992 and 1991, the leases for approximately 67% of the space at the 767 Third Avenue office building expired (of which approximately 59% have been re-leased as of March 1994). The 767 Third Avenue venture is aggressively marketing the vacant space. Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in lower effective rental rates (contract rates less the amortization of tenant improvements and free rent concessions). The adverse market conditions and the negative impact of effective rental rates are expected to continue over the next few years. While this building is in a premier location, it has been adversely impacted by the lower effective rental rates on leasing and by releasing costs. In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue venture obtained from the existing lender, in May 1992, a replacement mortgage loan bearing a substantially lower interest rate than the original loan. In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account in order to fund any future leasing costs and debt shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required reserve contributions by approximately $2,600,000 to reflect certain leasing costs that had already been incurred. The Partnership's venture partner loaned $5,000,000 to the venture in order to fund the net escrow reserve account. The Partnership purchased a 50% interest in this loan in June 1993. During the quarter, a tenant vacated a portion of its space (approximately 6,450 square feet or 2% of the building's leasable space) prior to its lease expiration of January 1997. The venture reached an agreement with the tenant whereby the lease obligation was terminated in return for a $800,000 payment to the venture. As of March 31, 1994, this space has been released to a new tenant. In 1993, the reserve account was depleted and the venture (by way of partner contributions) is funding required leasing costs and debt service shortfalls. Because the reserve account has been depleted and the property is operating at a deficit, the 767 Third Avenue venture intends to seek refinancing of the mortgage loan. There can be no assurances that any refinancing can be obtained. Reference is made to Note 3(b).

     824 Market Street

     Occupancy at the 824 Market Street office building located in Wilmington, Delaware is currently 42%. The 824 Market Street venture is aggressively seeking replacement tenants for the vacant space and the building is leased to 57%, however, competition has risen significantly due to new office building development in the area over the last few years and the contraction of tenants in the financial services industry, resulting in lower effective rental rates.

In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the first mortgage note. Such negotiations have been unsuccessful and the venture has received notice of default. The lender has informed the venture of its intent to realize upon its security in 1994. The 824 Market Street venture has decided, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This will result in the Partnership no longer having an ownership interest in this property and will result in a gain for financial reporting and federal income tax purposes to the Partnership with no corresponding distributable proceeds. As of March 31, 1994, the venture is twenty-one months delinquent in making the scheduled debt service payments of approximately $3,465,000 under the terms of the note and, in connection with the negotiations, the venture has withheld payments of contingent interest related to 1987 through 1989 aggregating $134,525. Accordingly, for financial reporting purposes, the long-term mortgage note of approximately $12,570,000 has been reflected as a current liability in the accompanying consolidated financial statements at March 31, 1994 and December 31, 1993. At the first mortgage lender's request, beginning March 1993, payments of approximately $102,000 on the second mortgage loan have also been withheld. As a result, the second mortgage loan of approximately $945,000 has also been reflected as a current liability in the accompanying consolidated financial statements at March 31, 1994 and December 31, 1993. Reference is made to Note 3(c).

     Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. To date, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs which due to cash flow operations are expected to be completed by 1996. Though physical occupancy at the property has increased from 80% at March 31, 1993 to 89% at March 31, 1994, rent paying occupancy has decreased since April, 1993, due to a major tenant (that vacated approximately 25% of the building in July 1992 due to a downsizing of its operations) continuing to pay rent through the remaining terms of its leases which expired in April 1993. The property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At March 31, 1994, the February 1993 through March 1994 scheduled debt service payments totalling approximately $5,375,000 have not been made. Accordingly, the loan balance of approximately $34,298,000 has been reflected as a current liability in the consolidated financial statements at March 31, 1994 and December 31, 1993, respectively. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. As of March 31, 1994, the joint venture has submitted approximately $720,000 to the lender as partial payment of the delinquent amounts. There can be no assurances that any modification will be obtained. If the joint venture is unable to secure modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Reference is made to Note 3(d).

     Mall of Memphis

     Although occupancy had been increasing, in order for the Mall of Memphis to maintain its competitive position in the marketplace, the Mall of Memphis venture completed a mall renovation in 1991. The renovation costs had been funded by the venture until additional financing was in place. The Partnership contributed approximately $2,252,000 in addition to foregoing their share of 1990 and a portion of the 1991 distributable cash flow from the property to cover their portion of the renovation costs. In March 1993, the venture finalized additional financing of a $9,625,000 ten year loan at a rate of 10%, of which $7,600,000 was funded at closing. The Partnership's share of the funding was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues. The venture may be entitled to additional proceeds of $2,025,000 should it achieve certain occupancy levels and debt coverage ratios. As of May, 1994, an affiliate of the General Partners has assumed property management and leasing services. Property management fees are calculated as 3% of gross receipts (as defined) and leasing commissions are calculated at a rate, which approximates market, based on the terms of the related lease. Reference is made to Note 3(e).

     General

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership.

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinancing real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

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

RESULTS OF OPERATIONS

     The decrease in escrow deposits and the corresponding decrease in accrued real estate taxes at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in building and improvements and deferred expenses at March 31, 1994 as compared to December 31, 1993 is primarily due to capitalization of tenant leasehold improvement costs and certain leasing costs at certain of the Partnership's investment properties.

     The increase in venture partners' deficit in venture at March 31, 1994 as compared to December 31, 1993 is primarily due to operations of the Riverfront office building.

     The increase in accounts payable at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of certain recoverable operating expenses at certain of the Partnership's investment properties.

     The decrease in unearned rents at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of receipt of rental income at certain of the Partnership's investment properties.

     The increase in accrued interest at March 31, 1994 as compared to December 31, 1993 is primarily due to interest accruals associated with the non-recourse mortgage loans secured by the 824 Market Street office building and the Riverfront office building. The Partnership is delinquent in debt service payments at these investment properties, as more fully described in Notes 3(c) and 3(d).

     The increase in the balance of long-term debt, less current portion at March 31, 1994 as compared to December 31, 1993 is primarily due to certain interest accruals related to the debt secured by Scotland Yard - Phase I and II and El Dorado View apartment complexes, as more fully discussed in Note 3(f).

     The decrease in rental income for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to reduced rental income at the Riverfront office building, as more fully discussed in Note 3(d), and the loss of revenue resulting from the sale of the South Point Apartments in July, 1993, as more fully discussed in Note 5(b). This decrease is partially offset by the receipt of a lease termination payment in the first quarter of 1994 at the 767 Third Avenue office building, as more fully discussed in Note 3(b).

     The increase in mortgage and other interest expense for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to additional financing secured by the Mall of Memphis as more fully discussed in Note 3(e). This increase is partially offset by the sale of the South Point Apartments in July, 1993.

     The increase in amortization of deferred expenses for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to leasing costs incurred at certain of the Partnership's investment properties.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to an increase in the debt service payments of Carlyle/National City.

     The increase in venture partners' share of loss from ventures' operations for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to reduced rental income at the Riverfront office building, as discussed above and in Note 3(d).


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                            1993                                  1994
                                                               -------------------------------        ------------------------------
                                                               At       At        At       At        At       At        At       At
                                                              3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                              ----     ----      ----    -----      ----     ----     -----    -----
1.  Scotland Yard Apartments-Phase II
     Houston, Texas. . . . . . . . . . . . . . . . . . . . . . 92%      93%       97%      95%       92%
2.  South Point Apartments
     Houston, Texas (c). . . . . . . . . . . . . . . . . . . . 95%      93%       N/A      N/A       N/A
3.  824 Market Street
     Wilmington, Delaware (a). . . . . . . . . . . . . . . . . 42%      46%       46%      49%       42%
4.  Mall of Memphis
     Memphis, Tennessee. . . . . . . . . . . . . . . . . . . . 88%      90%       90%      91%       88%
5.  Riverfront Office Building
     Cambridge, Massachusetts (b). . . . . . . . . . . . . . . 80%      73%       72%      85%       89%
6. Scotland Yard Apartments-Phase I
     Houston, Texas. . . . . . . . . . . . . . . . . . . . . . 94%      93%       98%      93%       92%
7. El Dorado View Apartments
     Houston, Texas. . . . . . . . . . . . . . . . . . . . . . 95%      98%       91%      93%       93%
8. 767 Third Ave. Office Building
     New York, New York. . . . . . . . . . . . . . . . . . . . 67%      78%       81%      83%       86%
9. National City Center Office Building
     Cleveland, Ohio . . . . . . . . . . . . . . . . . . . . . 96%      96%       96%      96%       94%

- - ---------------

   An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

   (a) In January 1990, a major tenant began vacating its space; however, the tenant was obligated to pay rent to the venture through the original terms of their lease which was due to expire at various dates from December 1990 to April 1994. The venture terminated the remaining lease obligation during the first quarter, 1994 in return for a negotiated payment to the venture. Therefore, this property was leased to 73% at March 31, 1993; 77% at June 30, 1993 and September 30, 1993 and 80% at December 31, 1993.

   (b) In July 1992, a major tenant vacated its space; however, the tenant was obligated to pay rent to the joint venture through the original terms of its lease which expired in April 1993.

   (c)  Reference is made to Note 5(b).

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

    Response:

    (a)      Exhibits:

        4-A.      Long-term debt modification relating in the 767 Third Avenue
Office Building in New York, New York is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-10494) filed on March 19, 1993.

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

        4-D.      Fourth mortgage loan document secured by the Riverfront Office
Building in Cambridge, Massachusetts is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-10494) filed on March 19, 1993.

        4-E.      Deed of trust note document dated March 31, 1993 secured by the Mall of Memphis in Memphis, Tennessee is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-10494) filed on March 25, 1994.

        4-F.      Amended and Restated Promissory Note, dated April 30, 1994, between Carlyle/National City Associates and New York Life Insurance Company relating to the National City Center Office Building is filed herewith.

        10-A.     Acquisition documents relating to the purchase by the
Partnership of an interest in the 767 Third Avenue Office Building in New York, New York are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-70724) dated May 8, 1981.

        10-B.     Acquisition documents relating to the purchase by the
Partnership of an interest in the Mall of Memphis in Memphis, Tennessee are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 2 to Form S-11 (File No. 2-70724) dated May 8, 1981.

        10-C.     Acquisition documents relating to the purchase by the
Partnership of an interest in the Riverfront Office Building in Cambridge, Massachusetts are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No 2-70724) dated May 8, 1981.

        10-D.     Purchase and Sale Agreement between Carlyle Real Estate
Limited Partnership-XI and Centeq Acquisition Inc., dated April 14, 1993, and exhibits thereto, and the First and Second Amendments to the Purchase and Sale Agreement, dated May 24, 1993 and June 1, 1993, respectively, are hereby incorporated by reference to the Partnership's Form 8-K (File No. 0-10494) dated August 30, 1993.

        10-E.     Assignment of Purchase and Sale Agreement between Centeq
Acquisition Inc. and Camden Property Trust, dated July 9, 1993 is hereby incorporated by reference to the Partnership's Form 8-K (File No. 0-10494) dated August 30, 1993.

        10-F.     Third Amendment to Purchase and Sale Agreement between Carlyle
Real Estate Limited Partnership-XI and Camden Property Trust, dated July 19, 1993 is hereby incorporated by reference to the Partnership's Form 8-K (File
No. 0-10494) dated August 30, 1993.

    (b) No Reports on Form 8-K has been filed for the quarter covered by this report.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                    GAILEN J. HULL
                                    Gailen J. Hull, Principal Accounting Officer
                              Date: May 11, 1994