Form 10-Q
period 1994-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1994-08-15
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For the quarter ended June 30, 1994            Commission file number 0-10494



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
Yes   X    No

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     15




PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     21

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     23

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------

                                                                                                   JUNE 30,        DECEMBER 31,
                                                                                                      1994              1993
                                                                                                 ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,119,745        2,312,541
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        132,386        2,288,265
  Rents and other receivables (net of allowance for doubtful accounts of $1,881,384 and $1,284,059 at
    June 30, 1994 and December 31, 1993, respectively) . . . . . . . . . . . . . . . . . . . .      1,204,522        2,230,844
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,230,672        1,636,340
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,410,272        1,510,402
                                                                                                 ------------      -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,097,597        9,978,392
                                                                                                 ------------      -----------

Mortgage notes receivable (net of reserve for uncollectibility of $527,774, note 5(a)) . . . .      2,067,695        2,067,695
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,333,011       18,333,011
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    196,199,070      193,684,179
                                                                                                 ------------      -----------
                                                                                                  214,532,081      212,017,190
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     75,944,018       72,509,329
                                                                                                 ------------      -----------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . .    138,588,063      139,507,861
Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . . . . . . . . . .        273,812          445,473
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,878,841        5,881,001
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,310,905        3,108,523
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,485,502        8,422,186
                                                                                                 ------------      -----------
                                                                                                 $166,702,415      169,411,131
                                                                                                 ============      ===========


                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS


                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                   JUNE 30,        DECEMBER 31,
                                                                                                     1994              1993
                                                                                                 ------------      -----------
Current liabilities:
  Current portion of long-term debt (notes 3(c) and 3(d)). . . . . . . . . . . . . . . . . . .   $ 48,213,724       48,194,235
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,541,732        1,587,865
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        336,898          741,524
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,773,776        8,712,498
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,122,656        1,437,411
                                                                                                 ------------      -----------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     61,988,786       60,673,533
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        155,616          184,933
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    106,917,429      106,140,597
                                                                                                 ------------      -----------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    169,061,831      166,999,063
Deferred gain on sale of investment property (note 5(a)) . . . . . . . . . . . . . . . . . . .      2,067,695        2,067,695
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . . . . . .      6,360,043        6,677,585
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (12,182,476)     (12,004,318)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,116,446)      (1,116,446)
                                                                                                 ------------      -----------
                                                                                                  (13,297,922)     (13,119,764)
                                                                                                 ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . .    121,935,233      121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (74,356,490)     (70,080,706)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (45,067,975)     (45,067,975)
                                                                                                 ------------      -----------
                                                                                                    2,510,768        6,786,552
                                                                                                 ------------      -----------
       Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . . . . . . .    (10,787,154)      (6,333,212)
                                                                                                 ------------      -----------
Commitments and contingencies (notes 3, 4, 5, 6 and 7)
                                                                                                 $166,702,415      169,411,131
                                                                                                 ============      ===========

                                                See accompanying notes to consolidated financial statements.
/TABLE

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               ---------------------------      ---------------------------
                                                                  1994             1993           1994             1993
                                                              ------------      ----------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . $ 8,540,319       8,845,119      17,466,140       18,217,570
  Interest income. . . . . . . . . . . . . . . . . . . . . . .      44,292          68,994          89,458          122,890
                                                               -----------     -----------      ----------       ----------
                                                                 8,584,611       8,914,113      17,555,598       18,340,460
                                                               -----------     -----------      ----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . .   4,840,631       4,975,681       9,569,391        9,584,928
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .   1,761,253       1,645,182       3,434,689        3,290,364
  Property operating expenses. . . . . . . . . . . . . . . . .   4,953,142       4,940,199       9,694,753        9,577,571
  Professional services. . . . . . . . . . . . . . . . . . . .      87,914         159,118         153,124          231,693
  Amortization of deferred expenses. . . . . . . . . . . . . .     239,497         247,598         476,883          495,196
  General and administrative . . . . . . . . . . . . . . . . .      81,255          62,620         103,379           91,509
                                                               -----------     -----------      ----------       ----------
                                                                11,963,692      12,030,398      23,432,219       23,271,261
                                                               -----------     -----------      ----------       ----------
          Operating loss . . . . . . . . . . . . . . . . . . .  (3,379,081)     (3,116,285)     (5,876,621)      (4,930,801)

Partnership's share of operations of unconsolidated ventures
  (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .    (209,609)        (37,459)       (331,370)           4,266
Venture partners' share of ventures' operations. . . . . . . .   1,069,398       1,021,900       1,754,049        1,494,968
                                                               -----------     -----------      ----------       ----------
          Net loss . . . . . . . . . . . . . . . . . . . . . . $(2,519,292)     (2,131,844)     (4,453,942)      (3,431,567)
                                                               ===========     ===========      ==========       ==========
          Net loss per limited partnership interest (note 1) . $    (17.59)         (14.89)         (31.11)          (23.96)
                                                               ===========     ===========      ==========       ==========
          Cash distributions per limited partnership interest. $     --              --              --               --
                                                               ===========     ===========      ==========       ==========




                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                 1994              1993
                                                                                             ------------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (4,453,942)      (3,431,567)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,434,689        3,290,364
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .        476,883          495,196
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . . . .      1,002,806          530,552
    Partnership's share of operations of unconsolidated ventures . . . . . . . . . . . . .        331,370           (4,266)
    Venture partner's share of venture's operations and gain on sale or disposition of
      investment property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..     (1,754,049)      (1,494,968)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,026,322          390,007
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,130        1,079,158
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        405,668          218,313
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (202,382)         216,465
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (46,133)        (551,749)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (404,626)         (24,587)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,061,278        2,187,273
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (314,755)        (353,742)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (29,317)           1,229
                                                                                             ------------      -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .      1,633,942        2,547,678
                                                                                             ------------      -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . . . .      2,155,879        1,868,599
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,514,891)      (3,741,754)
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . . . .       (159,518)           --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (474,723)      (1,505,892)
                                                                                             ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .       (993,253)      (3,379,047)
                                                                                             ------------      -----------


                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                                  1994              1993
                                                                                             ------------      -----------

Cash flows from financing activities:
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           7,600,000
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .       (206,485)        (197,207)
  Principal paydown on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .          --          (5,000,000)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . . . .        373,000        3,197,299
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          (2,993,630)
                                                                                             ------------      -----------
          Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .        166,515        2,606,462
                                                                                             ------------      -----------
          Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .   $    807,204        1,775,093
                                                                                             ============      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . .   $  6,505,307        6,867,103
                                                                                             ============      ===========

  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . .   $      --               --
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

                               JUNE 30, 1994 AND 1993

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:

                                         1994                       1993
                                ---------------------      ---------------------
                               GAAP BASIS   TAX BASIS     GAAP BASIS   TAX BASIS
                               ----------   ---------     ----------   ---------
Net loss . . . . . . . . .     $4,453,942   3,004,063      3,431,567   2,389,563
Net loss per limited
 partnership interest. . .     $    31.11       20.97          23.96       16.68
                               ==========   =========     ==========   =========

     The net loss per limited partnership interest ("Interest") is based upon the Limited Partnership Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,029,760 at June 30, 1994 and

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


none at December 31, 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     (b)  767 Third Avenue Office Building

     During 1991 and 1992, the leases for approximately 67% of the space at the 767 Third Avenue office building located in New York, New York expired (substantially all of which have been released as of June 1994). In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue venture obtained from the existing lender, in May 1992, a replacement mortgage loan which matures in May 1999 and bears a substantially lower interest rate (10%) than the original loan (12-3/8%). In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account for future leasing costs and debt service shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required escrow contributions by approximately $2,600,000 to reflect that certain leasing costs (described above) had already been incurred. 767 Third Avenue had been reserving the property's cash flow beginning with the second quarter of 1990; however, such amounts were less than the net required reserve. The Partnership's venture partner loaned $5,000,000 to the venture in order to fund the net escrow reserve account. In 1993, the reserve account was depleted and the venture (by way of partner contributions) is funding required leasing costs and debt service shortfalls. The loan funded by the Partnership's venture partner earns interest at an adjustable rate (approximately 8% at June 30, 1994) and provides for repayment of principal and interest out of the available cash flow from property operations and sale or refinancing proceeds. In June 1993, the Partnership purchased a 50% interest in the venture partner's loan including the related accrued interest. Accordingly, the Partnership's 50% interest in the principal portion of the loan ($2,500,000) and the related interest has been eliminated in the consolidated financial statements. In

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


conjunction with the agreement with the venture partner to loan the amounts necessary to fund the escrow account, because the Partnership did not purchase its share of the $5,000,000 loan by December 31, 1992, the Partnership's preferential return was removed from the calculation of the allocation of sale or refinancing proceeds. Because the reserve account has been depleted and the property is operating at a deficit, the 767 Third Avenue venture intends to seek refinancing of the mortgage loan. There can be no assurances that any refinancing can be obtained.

     (c)  824 Market Street Office Building

     Occupancy at the 824 Market Street office building located in Wilmington, Delaware is currently 56%. The 824 Market Street venture is aggressively seeking replacement tenants for the vacant space, however, competition has risen significantly due to new office building development in the area over the last few years and to the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the first mortgage note. Such negotiations have been unsuccessful and the venture has received notice of default. The lender has informed the venture of its intent to realize upon its security in the fall of 1994. The 824 Market Street venture has decided, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property.

This will result in the Partnership no longer having an ownership interest in this property and will result in a gain to the Partnership for financial reporting and federal income tax purposes with no corresponding distributable proceeds. As of June 30, 1994, the venture is twenty-four months delinquent in making the scheduled debt service payments of approximately $3,960,000 under the terms of the first mortgage note. In addition, in connection with the negotiations, the venture has withheld payment of contingent interest due related to 1987 through 1989 aggregating $134,525. Accordingly, for financial reporting purposes, the long-term mortgage note of $12,570,000 has been reflected as a current liability in the accompanying consolidated financial statements at June 30, 1994 and December 31, 1993. At the first mortgage lender's request, beginning March 1993, payments on the second mortgage loan of approximately $142,000 have also been withheld. As a result, the second mortgage loan of approximately $945,000 has also been reflected as a current liability in the accompanying consolidated financial statements at June 30, 1994 and December 31, 1993.

     (d)  Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. To date, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a

$70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs. Though physical occupancy at the property has increased from 73% at June 30, 1993 to 90% at June 30, 1994, average rent paying occupancy has decreased, due to (i) a major tenant, (that vacated approximately 25% of the building in July 1992 due to a downsizing of its operations) continuing to pay rent through the remaining terms of its leases which expired in April 1993 and (ii) a second major tenant downsizing its operations by approximately 38,000 square feet or 11% of the building in May 1993 and receiving a rent reduction of approximately 23% on its remaining leased space. The property began operating at a deficit in 1992 and, as a

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


result, debt service payments since July 1992 were made on a delayed basis.
At June 30, 1994, the February 1993 through June 1994 scheduled debt service payments totalling approximately $6,617,000 have not been made. Accordingly, the loan balance of approximately $34,298,000 has been reflected as a current liability in the consolidated financial statements at June 30, 1994 and December 31, 1993, respectively. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. As of June 30, 1994, the joint venture has submitted approximately $1,079,000 to the lender as partial payment of the delinquent amounts. There can be no assurances that any modification will be obtained. If the joint venture is unable to secure modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     (e)  Mall of Memphis

      In March 1993, the Mall of Memphis venture finalized additional financing from the existing mortgage lender to repay renovation costs funded by the venture. The venture received additional financing of a $9,625,000 ten year loan at a rate of 10%, of which $7,600,000 was funded at closing. The Partnership's share of the funding was $4,719,095 (net of closing costs), of which $1,000,000 was required to be deposited in an escrow account as security against any currently undiscovered environmental issues. In addition, a portion of these funds were used to purchase the Partnership's share of a loan funded by the Partnership's venture partner in the 767 Third Avenue venture, as further discussed in note 3(b). The remaining funds may be used to fund current and future Partnership obligations. The venture may be entitled to additional proceeds of $2,025,000 should the property achieve certain occupancy levels and debt coverage ratios by September 30, 1994. However, at this time, it appears unlikely that the venture will qualify for such additional proceeds by this date. In May, 1994, an affiliate of the General Partners assumed property management and leasing services. Property management fees are calculated as 3% of gross receipts (as defined) and leasing commissions are calculated at a rate, which approximates market, based on the terms of the related lease. In order to allow the new property management team an opportunity to meet the qualifications for the additional loan proceeds, the venture has requested a one-year extension (to September
1995) from the lender. There can be no assurances that such request will be granted by the lender.

     (f)  Refinancings

     Effective December 27, 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire in full satisfaction, at an aggregate discount, the previously modified existing long-term mortgage notes secured by the Scotland Yard - Phase I and II, South Point and El Dorado View apartment complexes. The Partnership sold South Point Apartments in July 1993, as further discussed in note 5(b). Commencing April 1, 1992, the loans provide for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a fiscal year (all as defined) exceed a base amount. For the fiscal years 1993 and 1992, contingent interest was approximately $387,000 and $281,000, respectively. As of June 30, 1994, the Partnership has recorded additional interest expense of approximately $154,000 based on an estimate of the contingent interest due for fiscal year 1994. In

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the event that these properties are sold before the maturity date of the loan, the lender is entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full fiscal years preceding the sale (all as defined) plus additional interest, if any, until the lender has received an internal rate of return of 13.25% per annum if prepayment occurs between January 1, 1994 and December 31 1995; 13.75% per annum if prepayment occurs between January 1, 1996 and December 31, 1987 and 14% per annum thereafter. Accordingly, the Partnership has recorded an estimate of the minimum internal rate of return as deferred accrued interest which is included in the balance of long-term debt in the accompanying consolidated financial statements at June 30, 1994 and December 31, 1993. The lender has the right to call the remaining loans at any time after January 1, 1996. The lender required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the sale proceeds from South Point Apartments to be added to the escrow account. As of June 30, 1994, the Partnership has been reimbursed from the escrow account approximately $647,000 for capital improvements at the above-referenced apartment complexes.

(4)  VENTURE AGREEMENTS

     (a) General

     The Partnership at June 30, 1994 is a party to five operating joint venture agreements. In general, the Partnership's venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently, admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% per annum to 11-7/8% per annum until the maturity of the loan in December 1995. The venture reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5% per annum. The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. The venture paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. The venture also paid a prepayment penalty of $580,586, based on the outstanding mortgage balance at the time of refinancing. In addition, the lender required an escrow account of approximately $612,000 to be established at the inception of the refinancing which would be supplemented from time to time for scheduled future tenant improvements costs at the property. The $1,163,524 refundable loan commitment fee paid by the venture in 1993 was applied to accrued interest and the prepayment penalty, with the balance of $238,215 refunded to the venture.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 were as follows:

                                                                     Unpaid at
                                          1994          1993       June 30, 1994
                                        --------      -------      -------------
Property management and
 leasing fees. . . . . . . . .          $138,886      173,574            --
Insurance commissions. . . . .            12,717       40,350            --
Management fees to corporate
 general partner . . . . . . .              --           --            11,936
Reimbursement (at cost) for
 out-of-pocket expenses. . . .             4,397       10,495            --
                                        --------      -------          ------

                                        $156,000      224,419          11,936
                                        ========      =======          ======

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the Partnership's investment properties. Such costs aggregated $34,565 for the six months ended June 30, 1994 and $79,661 for 1993, of which $73,079 was unpaid as of June 30, 1994, all of which has been paid as of the date of this report.

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


(8)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references herein to "Notes" are to Notes to Consolidated Financial Statements filed with this report.

     At June 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,120,000. Such funds and short-term investments of approximately $132,000 are available for future distributions to partners and for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the 767 Third Avenue office building and the National City Center office building. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $6,354,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $4,495,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Certain of the Partnership's investment properties and properties in which the Partnership has a security interest currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions will contribute to the anticipated net cash flow deficits described above. The sources of capital for such items and for both short-term and long-term future liquidity and distributions to partners are expected to be from net cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership does not consider the notes receivable arising from the previous sales of the Partnership's investment properties to be sources of future liquidity as collections of any past due or future payments on the Partnership's notes are considered unlikely. Reference is made to Note 5(a). The Partnership's and its ventures' mortgage obligations are all non-recourse.

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

     The lender of the long-term mortgage notes secured by the Scotland Yard-Phase I and II, South Point, and El Dorado View apartment complexes required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the proceeds from the sale of the South Point Apartments, as more fully discussed in note 5(b), to be added to the escrow account. As of June 30, 1994, the Partnership has been reimbursed from the escrow account approximately $647,000 for capital improvements at the above-referenced apartment complexes. Reference is made to Note 3(f).

     767 Third Avenue Office Building

     Occupancy at the property is 87% at June 30, 1994, up slightly from 86% during the previous quarter. The 767 Third Avenue venture is aggressively marketing the vacant space. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     During 1992 and 1991, the leases for approximately 67% of the space at the 767 Third Avenue office building expired (substantially all of which have been re-leased as of June 1994). Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in lower effective rental rates (contract rates less the amortization of tenant improvements and free rent concessions). The adverse market conditions and the negative impact of effective rental rates are expected to continue over the next few years. While this building is in a premier location, it has been adversely impacted by the lower effective rental rates on leasing and by releasing costs. In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue venture obtained from the existing lender, in May 1992, a replacement mortgage loan bearing a substantially lower interest rate than the original loan. In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account in order to fund any future leasing costs and debt shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required reserve contributions by approximately $2,600,000 to reflect certain leasing costs that had already been incurred. The Partnership's venture partner loaned $5,000,000 to the venture in order to fund the net escrow reserve account. The Partnership purchased a 50% interest in this loan in June 1993. During the first quarter of 1994, a tenant vacated a portion of its space (approximately 6,450 square feet or 2% of the building's leasable space) prior to its lease expiration of January 1997. The venture reached an agreement with the tenant whereby the lease obligation was terminated in return for a $800,000 payment to the venture. This space was subsequently released to a new tenant. In 1993, the reserve account was depleted and the venture (by way of partner contributions) is funding required leasing costs and debt service shortfalls. Because the reserve account has been depleted and the property is operating at a deficit, the 767 Third Avenue venture intends to seek refinancing of the mortgage loan. There can be no assurances that any refinancing can be obtained. Reference is made to Note 3(b).

     824 Market Street

     Occupancy at the 824 Market Street office building located in Wilmington, Delaware is currently 56%. The 824 Market Street venture is aggressively seeking replacement tenants for the vacant space, however, competition has risen significantly due to new office building development in the area over the last few years and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the first mortgage note. Such negotiations have been unsuccessful and the venture has received notice of default. The lender has informed the venture of its intent to realize upon its security in the fall of 1994. The 824 Market Street venture has decided, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property.

This will result in the Partnership no longer having an ownership interest in this property and will result in a gain for financial reporting and federal income tax purposes to the Partnership with no corresponding distributable proceeds. As of June 30, 1994, the venture is twenty-four months delinquent in making the scheduled debt service payments of approximately $3,960,000 under the terms of the note and, in connection with the negotiations, the venture has withheld payments of contingent interest related to 1987 through 1989 aggregating $134,525. Accordingly, for financial reporting purposes, the long-term mortgage note of approximately $12,570,000 has been reflected as a current liability in the accompanying consolidated financial statements at June 30, 1994 and December 31, 1993. At the first mortgage lender's request, beginning March 1993, payments of approximately $142,000 on the second mortgage loan have also been withheld. As a result, the second mortgage loan of approximately $945,000 has also been reflected as a current liability in the accompanying consolidated financial statements at June 30, 1994 and December 31, 1993. Reference is made to Note 3(c).

     Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. To date, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs which due to cash flow operations are expected to be completed by 1996. Though physical occupancy at the property has increased from 73% at June 30, 1993 to 90% at June 30, 1994, average rent paying occupancy has decreased, due to (i) a major tenant (that vacated approximately 25% of the building in July 1992 due to a downsizing of its operations) continuing to pay rent through the remaining terms of its leases which expired in April 1993 and (ii) a second major tenant downsizing its operations by approximately 38,000 square feet or 11% of the building and receiving a rent reduction of approximately 23% on its remaining leased space.

The property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At June 30, 1994, the February 1993 through June 1994 scheduled debt service payments totalling approximately $6,617,000 have not been made. Accordingly, the loan balance of approximately $34,298,000 has been reflected as a current liability in the consolidated financial statements at June 30, 1994 and December 31, 1993, respectively. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. As of June 30, 1994, the joint venture has submitted approximately $1,079,000 to the lender as partial payment of the delinquent amounts. There can be no assurances that any modification will be obtained. If the joint venture is unable to secure modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Reference is made to Note 3(d).

     Mall of Memphis

     Although occupancy had been increasing, in order for the Mall of Memphis to maintain its competitive position in the marketplace, the Mall of Memphis venture completed a mall renovation in 1991. The renovation costs had been funded by the venture until additional financing was in place. The Partnership contributed approximately $2,252,000 in addition to foregoing their share of 1990 and a portion of the 1991 distributable cash flow from the property to cover their portion of the renovation costs. In March 1993, the venture finalized additional financing of a $9,625,000 ten year loan at a rate of 10%, of which $7,600,000 was funded at closing. The Partnership's share of the funding was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues. The venture may be entitled to additional proceeds of $2,025,000 should it achieve certain occupancy levels and debt coverage ratios. However, at this time it appears unlikely that the Venture will qualify for such additional proceeds by this date. In May, 1994, an affiliate of the General Partners assumed property management and leasing services. Property management fees are calculated as 3% of gross receipts (as defined) and leasing commissions are calculated at a rate, which approximates market, based on the terms of the related lease. In order to allow the new property management team an opportunity to meet the qualifications for the additional loan proceeds, the venture has requested a one-year extension (to September 1995) from the lender. There can be no assurances that such request will be granted by the lender. Reference is made to Note 3(e).

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the corresponding decrease in short-term investments at June 30, 1994 as compared to December 31, 1993 is due primarily to the timing of maturity of the Partnership's investment in U.S. government obligations.

     The decrease in rents and other receivables at June 30, 1994 as compared to December 31, 1993 is primarily due to (i) a reduction in the 1993 lump-sum expense recoveries due from tenants resulting from tax refunds received in 1993 at the Mall of Memphis and (ii) to an increase in the provision for doubtful accounts attributable to the uncertainty of collectibility of amounts due from certain tenants at 767 Third Avenue and the Riverfront office building.

     The decrease in prepaid expenses at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of the payment of insurance premiums at Scotland Yard I & II and El Dorado View Apartments.

     The decrease in escrow deposits and the corresponding decrease in accrued real estate taxes at June 30, 1994 as compared to December 3, 1993 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in building and improvements at June 30, 1994 as compared to December 31, 1993 is primarily due to capitalization of tenant leasehold improvement costs at 767 Third Avenue office building and the Mall of Memphis.

     The decrease in investments in unconsolidated ventures at June 30, 1994 as compared to December 31, 1993 and the corresponding decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to higher interest expense from January to April 1994 at the Carlyle/National City investment property. (Reference is made to Note 4(b)).

     The increase in the balance of accrued rents receivable at June 30, 1994 as compared to December 31, 1993 is primarily due to the Partnership accruing rental income for certain major tenant leases at certain investment properties over the full period of occupancy rather than as due per the terms of their respective leases.

     The increases in venture partners' deficit in venture at June 30, 1994 as compared to December 31, 1993 and the corresponding increase in venture partners' share of loss from ventures' operations for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to reduced rental income at the Riverfront office building, higher interest expense at the Mall of Memphis and an increase in the provision for doubtful accounts attributable to the uncertainty of collectibility of amounts due from certain tenants at 767 Third Avenue and the Riverfront office building.

     The decrease in unearned rents at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of receipt of rental income at certain of the Partnership's investment properties.

     The increase in accrued interest at June 30, 1994 as compared to December 31, 1993 is primarily due to participating interest accruals at Scotland Yard I & II and El Dorado View Apartments and interest accruals associated with the non-recourse mortgage loans secured by the 824 Market Street office building and the Riverfront office building. The Partnership is delinquent in debt service payments at 824 Market Street and the Riverfront office building, as more fully described in Notes 3(c) and 3(d).

     The decrease in rental income for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is due primarily to (i) reduced rental income at the Riverfront office building, as more fully discussed in Note 3(d), (ii) the loss of revenue resulting from the sale of the South Point Apartments in July 1993, as more fully discussed in
Note 5(b) and (iii) a reduction in the 1993 lump-sum expense recoveries due from tenants resulting from tax refunds received in 1993 at the Mall of Memphis. This decrease in partially offset by the receipt of a lease termination payment in the first quarter of 1994 at the 767 Third Avenue office building, as more fully discussed above.

     The decrease in interest income for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is due primarily to a decrease in the average balance of U.S. government obligations in 1994 due to Partnership contributions to fund its share of operating deficits at 767 Third Avenue and National City Center.

     The increase in mortgage and other interest expense for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is due primarily to additional financing secured by the Mall of Memphis, as more fully discussed in Note 3(e) and to the accrual of participation interest at Scotland Yard I & II and El Dorado View Apartments. This increase is partially offset by the sale of South Point Apartments in July 1993.

     The increase in depreciation for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is due primarily to tenant leasehold improvement additions at certain of the Partnership's investment properties.

     The decrease in professional services for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is due to higher legal fees for collection of receivables and leasing in 1993 at certain of the Partnership's investment properties.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 3(c) and 3(d) of Notes to Consolidated Financial Statements and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations included with this report for a discussion of the attempts to obtain modifications of, and the defaults due to delinquency in payment of interest due on, the mortgage loans with Teachers Insurance and Annuity Association and Wilmington Savings Fund Society secured by the 824 Market Street Office Building and the mortgage loan with Teachers Insurance and Annuity Association secured by the Riverfront Office Building.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                       1993                                  1994
                                                           -------------------------------        ------------------------------
                                                            At       At        At       At        At       At        At       At
                                                           3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                           ----     ----      ----    -----      ----     ----     -----    -----
1.  Scotland Yard Apartments-Phase II
     Houston, Texas. . . . . . . . . . . . . . . . . . .   92%      93%       97%      95%       92%      89%
2.  South Point Apartments
     Houston, Texas (c). . . . . . . . . . . . . . . . .   95%      93%       N/A      N/A       N/A      N/A
3.  824 Market Street
     Wilmington, Delaware (a). . . . . . . . . . . . . .   42%      46%       46%      49%       42%      56%
4.  Mall of Memphis
     Memphis, Tennessee. . . . . . . . . . . . . . . . .   88%      90%       90%      91%       88%      85%
5.  Riverfront Office Building
     Cambridge, Massachusetts (b). . . . . . . . . . . .   80%      73%       72%      85%       89%      90%
6. Scotland Yard Apartments-Phase I
     Houston, Texas. . . . . . . . . . . . . . . . . . .   94%      93%       98%      93%       92%      91%
7. El Dorado View Apartments
     Houston, Texas. . . . . . . . . . . . . . . . . . .   95%      98%       91%      93%       93%      94%
8. 767 Third Ave. Office Building
     New York, New York. . . . . . . . . . . . . . . . .   67%      78%       81%      83%       86%      87%
9. National City Center Office Building
     Cleveland, Ohio . . . . . . . . . . . . . . . . . .   96%      96%       96%      96%       94%      94%

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

        10-G      Amended and Restated Promissory Note, dated April 30, 1994 between Carlyle/National City Associates and New York Life Insurance Company relating to the National City Center Office Building is filed herewith.

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


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                           Date: August 12, 1994