Form 10-K405
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1995-03-29
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1994                        Commission file number 0-10494


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

                                                     Name of each exchange on
Title of each class                                   which registered
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

                                 TABLE OF CONTENTS


                                                                  Page
                                                                   ----
PART I

Item  1.       Business. . . . . . . . . . . . . . . . . . . . . .   1

Item  2.       Properties. . . . . . . . . . . . . . . . . . . . .   6

Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . .   9

Item  4.       Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . . . . .   9


PART II

Item  5.       Market for the Partnership's Limited Partnership
               Interests and Related Security Holder Matters . . .   9

Item  6.       Selected Financial Data . . . . . . . . . . . . . .  10

Item  7.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . .  16

Item  8.       Financial Statements and Supplementary Data . . . .  25

Item  9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . .  59


PART III

Item 10.       Directors and Executive Officers of the
               Partnership . . . . . . . . . . . . . . . . . . . .  59

Item 11.       Executive Compensation. . . . . . . . . . . . . . .  62

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . .  63

Item 13.       Certain Relationships and Related Transactions. . .  64


PART IV

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K . . . . . . . . . . . . . . . .  64


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . .  66

















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

     The Partnership has made the real property investments set forth in the following table:

                                                               SALE OR DISPOSITION
                                                                DATE OR IF OWNED
                                                              AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                            DATE OF       ORIGINAL INVESTED
    AND LOCATION (g)                 SIZE        PURCHASE    CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP (b)
----------------------            ----------     --------    ----------------------          ---------------------
 1.  River Hills Apartments
     Arlington, Texas. . .         476 units      4/14/81           11/26/84                 fee ownership of land
                                                                                             and improvements
 2.  Wood Forest Glen
     Apartments
     Houston, Texas. . . .         336 units      4/15/81            4/2/92                  fee ownership of land
                                                                                             and improvements (c)
 3.  Scotland Yard
     Apartments-Phase I
     Houston, Texas. . . .         332 units      4/15/81              3%                    fee ownership of land
                                                                                             and improvements
 4.  Somerset Lake
     Apartments
     Indianapolis,
     Indiana.. . . . . . .         360 units      6/1/81            11/10/88                 fee ownership of land
                                                                                             and improvements
 5.  Pavillion Towers
     Office Complex
     Aurora, Colorado. . .      280,000 sq.ft.    5/28/81            4/25/86                 fee ownership of land
                                    n.r.a.                                                   and improvements (through
                                                                                             joint venture partnership)
                                                                                             (c)
 6.  Bitter Creek
     Apartments
     Grand Prairie,
     Texas . . . . . . . .         472 units      6/1/81             6/10/92                 fee ownership of land and
                                                                                             improvements (through
                                                                                             joint venture partner-
                                                                                             ship)(c)
 7.  Mall of Memphis
     Memphis, Tennessee. .      493,000 sq.ft.    8/3/81               15%                   fee ownership of land and
                                    g.l.a.                                                   improvements (through joint
                                                                                             venture partnership)(d)(h)
 8.  767 Third Avenue
     Office Building
     New York, New York. .      284,000 sq.ft.    9/30/81              20%                   fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership)(d)(h)
                                                               SALE OR DISPOSITION
                                                                DATE OR IF OWNED
                                                              AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                            DATE OF       ORIGINAL INVESTED
    AND LOCATION (g)                 SIZE        PURCHASE    CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP (b)
----------------------            ----------     --------    ----------------------          ---------------------

 9.  Riverfront Office
     Building
     Cambridge,
     Massachusetts . . . .      340,000 sq.ft.   10/22/81              7%                    fee ownership of improve-
                                    n.r.a.                                                   ments and ground leasehold
                                                                                             interest in land (through
                                                                                             joint venture partnership)
                                                                                             (d)(e)
10.  Fontaine Woods
     Apartments
     Red Bank,
     Tennessee . . . . . .         262 units      12/1/81           12/31/84                 fee ownership of land and
                                                                                             improvements (through joint
                                                                                             venture partnership)
11.  El Dorado View
     Apartments
     Webster, Texas. . . .         244 units      7/31/81              2%                    fee ownership of land and
                                                                                             improvements
12.  Gatehall Plaza
     Office Building
     Parsippany,
     New Jersey. . . . . .      118,000 sq.ft.    3/11/82           10/31/91                 fee ownership of improve-
                                    n.r.a.                                                   ments and ground leasehold
                                                                                             interest in land (through
                                                                                             joint venture partnership)
13.  824 Market Street
     Office Building
     Wilmington,
     Delaware. . . . . . .      195,220 sq.ft.    6/15/82           12/12/94                 fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership)(d)(f)
14.  Scotland Yard
     Apartments-Phase II
     Houston, Texas. . . .         346 units      6/28/82              3%                    fee ownership of land and
                                                                                             improvements
15.  South Point
     Apartments
     Houston, Texas. . . .         244 units      5/11/82            7/29/93                 fee ownership of land and
                                                                                             improvements (c)
16.  Meadowcrest
     Apartments
     Dallas, Texas . . . .         352 units      7/1/82             6/9/92                  fee ownership of land and
                                                                                             improvements(c)
                                                               SALE OR DISPOSITION
                                                                DATE OR IF OWNED
                                                              AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                            DATE OF       ORIGINAL INVESTED
    AND LOCATION (g)                 SIZE        PURCHASE    CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP (b)
----------------------            ----------     --------    ----------------------          ---------------------

17.  Coast Federal
     Office Building
     Pasadena,
     California. . . . . .      101,777 sq.ft.    9/6/82            11/21/86                 fee ownership of land and
                                    n.r.a.                                                   improvements
18.  National City Center
     Office Building
     Cleveland, Ohio . . .      786,400 sq.ft.    7/27/83              4%                    fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnership)(d)
19.  Yerba Buena West
     Office Building
     San Francisco,
     California. . . . . .      267,687 sq.ft.    8/30/85            6/24/92                 fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                                 venture partnership)(d)(i)
-----------------------

   (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

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

   (g) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

   (h) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

   (i) Reference is made to Note 3(b(1)) regarding the disposition of this investment property.


     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured.

     On December 12, 1994, the lender realized upon its security in the 824 Market Street Office Building. Such transaction was described in the Partnership's Report on Form 8-K (File No. 0-10494) dated December 23, 1994, which is hereby incorporated herein by reference. Reference is also made to Note 4(b) for a further description of such transaction.

     Reference is made to Note 8(a) filed with this annual report for a schedule of minimum lease payments to be received in cash over the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1994.

     In May 1994, an affiliate of the General Partners assumed property management and leasing services at the Mall of Memphis from an affiliate of the venture partner. Reference is made to Note 6 filed with this annual report.

     The Partnership has approximately 57 full-time and 18 part-time personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                                        1993                          1994
                                                              -------------------------     -------------------------
                                                             At      At     At      At     At      At     At      At
                                    Principal Business      3/31    6/30   9/30   12/31   3/31    6/30   9/30   12/31
                                    ------------------      ----    ----   ----   -----   ----    ----  -----   -----
 1. Scotland Yard Apartments
     -Phase II
     Houston, Texas. . . . . . . .  Residential              92%     93%    97%     95%    92%     89%    95%     92%
 2. South Point Apartments
     Houston, Texas. . . . . . . .  Residential              95%     93%    N/A     N/A    N/A     N/A    N/A     N/A
 3. 824 Market Street
     Wilmington, Delaware (a). . .  Banking                  42%     46%    46%     49%    42%     56%    56%     N/A
 4. Mall of Memphis
     Memphis, Tennessee. . . . . .  Retail                   88%     90%    90%     91%    88%     85%    87%     85%
 5. Riverfront Office Building
     Cambridge, Massachusetts
     (b) . . . . . . . . . . . . .  Insurance/Soft-          80%     73%    72%     85%    89%     90%    91%     95%
                                    ware Development
 6. Scotland Yard Apartments
     -Phase I
     Houston, Texas. . . . . . . .  Residential              94%     93%    98%     93%    92%     91%    92%     92%
 7. El Dorado View Apartments
     Webster, Texas. . . . . . . .  Residential              95%     98%    91%     93%    93%     94%    93%     91%
 8. 767 Third Ave. Office Building
     New York, New York. . . . . .  Foreign
                                    Representation           67%     78%    81%     83%    86%     87%    86%     89%
 9. National City Center
     Office Building
     Cleveland, Ohio . . . . . . .  Banking                  96%     96%    96%     96%    94%     94%    94%     94%

--------------------

   Reference is made to Item 6, Item 7 and Note 8 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

   An "N/A" indicates that the property was sold or the Partnership's interest in the property was disposed and was not owned by the Partnership at the end of the period.

   (a) In January 1990, a major tenant began vacating its space; however, the tenant was obligated to pay rent to the joint venture through the original terms of their lease which expired at various dates beginning in December of 1990. Therefore, this property was leased to 73% at March 31, 1993, to 77% at June 30, 1993, to 77% at September 30, 1993 and to 80% at
December 31, 1993. The lease term on the tenant's remaining occupied space at December 31, 1993 expired in April 1994.

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

     There were no matters submitted to a vote of security holders during 1993 and 1994.




                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 13,856 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                        DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990
                                        (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                     1994            1993             1992           1991            1990
                                -------------   -------------     -----------    ------------    ------------
Total income . . . . . . . . .   $ 36,744,939      37,574,501      40,441,060      48,842,071      49,696,562
                                 ============    ============    ============    ============    ============

Operating loss . . . . . . . .   $(12,674,872)    (11,510,063)     (6,856,914)     (6,310,403)     (5,409,090)
Partnership's share of
 operations of uncon-
 solidated ventures. . . . . .       (125,370)       (136,092)       (762,164)     (1,319,301)     (2,242,349)
Venture partners' share
 of ventures' operations . . .      3,968,903       3,679,780       2,339,587       1,148,561         579,207
                                 ------------    ------------    ------------    ------------    ------------
Net operating loss . . . . . .     (8,831,339)     (7,966,375)     (5,279,491)     (6,481,143)     (7,072,232)
Gain on sale or disposi-
 tion of investment
 properties, net of
 venture partner's share . . .      4,693,546       1,433,916       8,790,767       4,235,904       1,795,820
Extraordinary items,
 net of venture partner's
 share . . . . . . . . . . . .          --              --              --            143,082       2,999,824
                                 ------------    ------------    ------------    ------------    ------------
     Net earnings (loss) . . .   $ (4,137,793)     (6,532,459)      3,511,276      (2,102,157)     (2,276,588)
                                 ============    ============    ============    ============    ============

Net earnings (loss) per
 limited partnership
 interest (b):
   Net operating loss. . . . .   $     (61.68)         (55.62)         (36.86)         (45.25)         (49.37)
   Gain on sale or dis-
    position of investment
    properties, net of
    venture partner's
    share. . . . . . . . . . .          33.80           10.32           63.29           30.50           12.93
   Extraordinary items,
    net of venture
    partner's share. . . . . .          --              --              --               1.00           20.94
                                 ------------    ------------    ------------    ------------    ------------
     Net earnings (loss) . . .   $     (27.88)         (45.30)          26.43          (13.75)         (15.50)
                                 ============    ============    ============    ============    ============
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                  DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990 - CONTINUED



                                     1994            1993             1992           1991            1990
                                -------------   -------------     -----------    ------------    ------------
Total assets . . . . . . . . .   $151,349,909     169,411,131     170,266,483     194,905,203     208,586,635
Long-term debt . . . . . . . .   $108,263,135     106,140,597     104,843,567     107,084,925     165,802,015
Cash distributions
 per Interest (c). . . . . . .   $      --             --               --               3.75           12.50
                                 ============    ============    ============    ============    ============

-------------

   (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (b)   The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period.

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


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994



Property
--------

Mall of Memphis       a)    The GLA occupancy rate and average base rent per square foot as of December 31 (excluding percentage rent) for each of the last five years were as follows:

                                                           GLA                Avg. Base Rent Per
                             December 31,             Occupancy Rate          Square Foot (1)
                             ------------             --------------          ------------------

                                   1990. . . . . . .         91%                   13.33
                                   1991. . . . . . .         84%                   13.88
                                   1992. . . . . . .         87%                   13.04
                                   1993. . . . . . .         91%                   12.92
                                   1994. . . . . . .         85%                   14.05

                      (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

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
                               (Department Store)

                      c)       The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Mall of Memphis:

                                                                                       Annualized          Percent of
                                                  Number of          Approx. Total     Base Rent           Total 1994
                               Year Ending        Expiring           GLA of Expiring   of Expiring         Base Rent
                               December 31,       Leases (1)         Leases (1)        Leases              Expiring
                               ------------       -------------      ---------------   -----------         -----------

                               1995                     25               31,000        $  167,292              2.8%
                               1996                     31               72,000         1,059,372             18.0%
                               1997                      9               22,000           381,576              6.5%
                               1998                      6               12,000           234,192              4.0%
                               1999                     12               19,000           483,384              8.2%
                               2000                      9               25,000           554,184              9.4%
                               2001                     12               36,000           637,188             10.8%
                               2002                      8               14,000           448,548              7.6%
                               2003                      9               26,000           560,328              9.5%
                               2004                      3               14,000           328,764              5.6%

                      (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1995.

Property
--------

767 Third Avenue
Office Building       a)       The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                           GLA                Avg. Base Rent Per
                               December 31,           Occupancy Rate          Square Foot (1)
                               ------------           --------------          ------------------

                                   1990. . . . . . .         96%                   53.41
                                   1991. . . . . . .         70%                   69.70
                                   1992. . . . . . .         67%                   47.95
                                   1993. . . . . . .         83%                   40.26
                                   1994. . . . . . .         89%                   39.46

                      (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

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

                      c)       The following table sets forth certain information with respect to the expiration of leases for the next ten years at the 767 Third Avenue
                               Office Building:

                                                                                       Annualized          Percent of
                                                  Number of          Approx. Total     Base Rent           Total 1994
                               Year Ending        Expiring           GLA of Expiring   of Expiring         Base Rent
                               December 31,       Leases (1)         Leases (1)        Leases              Expiring
                               ------------       ---------          ---------------   -----------         ----------

                               1995                  13                  20,000        $  834,896              8.7%
                               1996                  18                  51,000         1,756,840             18.3%
                               1997                   6                  36,000         1,074,866             11.2%
                               1998                   8                  54,000         1,814,671             18.9%
                               1999                   3                   8,000           266,460              2.8%
                               2000                  --                      --              --                  --
                               2001                   2                  11,000           371,200              3.9%
                               2002                   4                  23,000           936,930              9.8%
                               2003                   1                   7,000           219,200              2.3%
                               2004                   2                   9,000           193,417              2.0%

                      (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1995.

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

     At December 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,103,000 and short-term investments of approximately $1,393,000. Such funds are available for future distributions to partners, and for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the 767 Third Avenue Office Building and the National City Center Office Building. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $3,302,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $2,174,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Certain of the Partnership's investment properties and properties in which the Partnership has a security interest currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions will contribute to the anticipated net cash flow deficits described above. The sources of capital for such items and for future short-term and long-term liquidity and distributions to partners are expected to be from net cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership does not consider the mortgage notes receivable arising from the previous sale of the Partnership's investment property to be a source of future liquidity as collection of any past due or future payments on the Partnership's notes is considered unlikely. Reference is made to Note 7(a). The Partnership's and its Ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

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

     The lender of the existing long-term mortgage notes secured by the Scotland Yard-Phase I and II, South Point, and El Dorado View apartment complexes required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. The lender also required $150,000 of the proceeds from the sale of the South Point Apartments, as more fully discussed in Note 7(f), to be added to the escrow account. As of December 31, 1994, the Partnership has been reimbursed from the escrow account approximately $959,000 for capital improvements at the above-referenced apartment complexes. Additionally, the lender has the right to call the remaining loans at any time after January 1, 1996. In this regard, the Partnership is currently marketing the Scotland Yard Phase I and II and the El Dorado View apartment complexes for sale. If the Partnership is unsuccessful in selling the properties prior to January 1, 1996 and the lender exercises its right to call the loans, the Partnership would recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Reference is made to Note 4(c).

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

     Bitter Creek Apartments

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

     767 Third Avenue Office Building

     Occupancy at the property is 89% at December 31, 1994, up from 83% in 1993. The 767 Third Avenue venture is aggressively marketing the remaining vacant space. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     During 1991 and 1992, the leases for approximately 67% of the space at the 767 Third Avenue Office Building expired (substantially all of which have been released as of December 1994 but at lower effective rents). During the first quarter of 1994, a tenant vacated a portion of its space (approximately 6,450 square feet or 2% of the building's leasable space) prior to its lease expiration of January 1997. The venture reached an agreement with the tenant whereby the lease obligation was terminated in return for an $800,000 payment to the venture. This space was subsequently released to a new tenant. Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in lower effective rental rates (contract rates less the amortization of tenant improvements and free rent concessions). The adverse market conditions and the negative impact of effective rental rates are expected to continue over the next few years. While this building is in a premier location, it has been adversely impacted by the lower effective rental rates upon leasing and by releasing costs. In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue joint venture obtained from the existing lender, in May 1992, a replacement mortgage loan bearing a substantially lower interest rate than the original loan. In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account to fund any future leasing costs and debt shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required reserve contributions by approximately $2,600,000 to reflect certain leasing costs that had already been incurred. The Partnership's joint venture partner loaned $5,000,000 to the joint venture in order to fund the net escrow reserve account. The Partnership purchased a 50% interest in this loan in June 1993. Reference is made to Note 4(b). In 1993, the reserve account was depleted and the venture (by way of partner contributions) continues to fund required leasing costs and debt service shortfalls. During 1994, the venture partner approached the Partnership regarding purchasing the Partnership's 50% interest in 767 Third Avenue. However, upon review of the proposed terms, the Partnership did not believe the offer to be in its best interest and the offer was rejected.

     824 Market Street

     Occupancy at the 824 Market Street Office building located in Wilmington, Delaware had risen to 56% during 1994, up from 49% at December 31, 1993. The 824 Market Street venture was aggressively seeking replacement tenants for the vacant space; however, competition had risen significantly due to new office building development in the area over the last few years and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the mortgage note. Such negotiations were unsuccessful and the venture received a notice of default. Accordingly, for financial reporting purposes, the underlying debt of approximately $13,515,000 was reflected as a current liability in the accompanying consolidated financial statements at December 31, 1993. The first mortgage lender commenced proceedings to realize upon its security and was the successful bidder at the foreclosure sale held in October 1994. The deed was conveyed to the first mortgage lender on December 12, 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting and Federal income tax purposes of $3,689,195 and $6,805,134, respectively, with no corresponding distributable proceeds.

     Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. As of the date of this report, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs, the extent of which are being negotiated with the lender but which are not expected to exceed the holdback amount. Though physical occupancy at the property increased from 85% at December 31, 1993 to 95% at December 31, 1994, average rent paying occupancy decreased due to (i) a major tenant, (vacating approximately 25% of the building in July 1992 due to a downsizing of its operations) continuing to pay rent through the remaining terms of its leases which expired in April 1993 and (ii) a second major tenant downsizing its operations in April 1993 by approximately 36,000 square feet or 11% of the building and receiving a rent reduction of approximately 23% on its remaining leased space. The property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At December 31, 1994, the February 1993 through December 1994 debt service payments are delinquent by approximately $6,724,000. Accordingly, the loan balances of approximately $34,298,000 have been reflected as a current liability in the consolidated financial statements. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. In this regard, the joint venture has entered into a non-binding letter of intent with the existing lender for a restructure of its mortgage loans. The proposed terms of the loan restructure would retroactively reduce the interest rate payable on the loans and reduce the term of the loan from its present maturity date of September 2018 to December 2007. The loans (which currently bear interest at rates ranging from 10% to 14% per annum) would bear interest at 6% per annum for the period January 1, 1993 through December 31, 1997.
Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, the lender is entitled to earn a minimum internal rate of return of 10.5% per annum calculated over the restructured loan term. The proposed loan restructure would also require that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for operating shortfalls and costs associated with additional leasing as approved by the lender. In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At December 31, 1994, the total amount of ground lease payments in arrears is approximately $343,000. In this regard, the proposed loan restructure discussed above would provide for the waiver of any and all ground lease payments since the first missed payment in February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. The proposed loan restructure also provides that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but in a reduced amount (as defined). There can be no assurances that the restructure will be obtained. If the joint venture is unable to secure any modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     Yerba Buena West Office Building

     In June 1992, the joint venture transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels.

     Based upon the conditions at the Yerba Buena West Office Building, including tenant disputes following the October 17, 1989 San Francisco earthquake, the venture had not made the debt service payments to the underlying lender, commencing with the January 1990 payment. The Partnership and Affiliated Partners had decided, based upon an analysis of current market conditions and the probability of large future cash deficits, not to fund future venture cash deficits. The venture was unable to negotiate a loan modification to pay for expected future cash deficits whereby the venture retained ownership of the property, and in June 1992, the venture transferred title to the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels. In order for the joint venture to share in such proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, until June 1995, the venture will have a right of first opportunity to purchase the property if the lender chooses to sell. As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized a gain in 1992 for financial reporting and Federal income tax purposes of $1,614,369 and $964,406, respectively, with no corresponding distributable proceeds.

     Mall of Memphis

     Although occupancy had been increasing, in order for the Mall of Memphis to maintain its competitive position in the marketplace, the Mall of Memphis venture completed a mall renovation in 1991. The renovation costs had been funded by the venture until additional financing was in place. The Partnership contributed approximately $2,252,000 in addition to foregoing their share of 1990 and a portion of the 1991 distributable cash flow from the property to cover their portion of the renovation costs. In March 1993, the venture finalized additional financing of a $7,600,000 ten year loan at a rate of 10%. The Partnership's share of the funding in 1993 was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues. The venture would have been entitled to additional proceeds of $2,025,000 if the property had achieved certain occupancy levels and debt coverage ratios by September 30, 1994, however, the venture did not qualify for such additional proceeds as leasing did not achieve budgeted goals. Reference is made to Note 4(b). In May 1994, an affiliate of the General Partners assumed property management and leasing services. Property management fees are calculated as 3% of base rent (as defined) and leasing commissions are calculated at a rate, which approximates market, based on the terms of the related lease. In addition, the venture partner has approached the Partnership regarding selling its 36.94% interest in the Mall of Memphis to the Partnership. The Partnership is analyzing the proposal and there can be no assurances that such transaction will be consummated.

     Meadowcrest Apartments

     On June 30, 1992, the second mortgage note secured by the Meadowcrest Apartments complex, located in Dallas, Texas, was scheduled to mature. In October 1991, the Partnership entered into a contract with a prospective buyer for the sale of the property. On June 9, 1992, the Partnership sold the land, building and related improvements and personal property of the Meadowcrest Apartment Complex for $9,575,000 in cash (before selling costs and prorations). A portion of the sales proceeds was utilized to retire the related underlying mortgage notes of approximately $8,445,000. The Partnership received approximately $861,000 from the sale of the property after deducting expenses in connection with the sale and the mortgage loan retirement. As a result of the sale, the Partnership has recognized in 1992 a gain of $562,806 and $5,255,084 for financial reporting and Federal income tax purposes, respectively. Reference is made to Note 7(d).

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

Results of Operations

     The aggregate decrease in cash and cash equivalents and short-term investments at December 31, 1994 as compared to December 31, 1993 is primarily due to cash retained at the 824 Market Street office building due to the suspension of debt service payments during 1993 and the remittance of such cash to the lender in conjunction with the lender realizing upon its security in the property in December 1994 as more fully discussed in
Note 4(b).

     The decrease in rents and other receivables at December 31, 1994 as compared to December 31, 1993 is primarily due to (i) the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in Note 4(b), (ii) a decrease in unbilled receivables related to 1994 at the Riverfront office building and (iii) an increase in the allowance for doubtful accounts related to certain tenants at the 767 Third Avenue office building.

     The decrease in escrow deposits at December 31, 1994 as compared to December 31, 1993 is primarily due to the $312,486 reimbursement from the capital improvement escrow (as approved by the lender for the Partnership's apartment complexes) during 1994 for balcony repairs at the Scotland Yard I apartments. Reference is made to Note 4(c).

     The decrease in prepaid expenses at December 31, 1994 as compared to December 31, 1993 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in Note 4(b), and a $110,811 reduction in prepaid real estate taxes at the 767 Third Avenue office building due to a reduction in the property's assessed value.

     The decrease in land and buildings and improvements at December 31, 1994 as compared to December 31, 1993 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in Note 4(b), partially offset by tenant improvements resulting from 1994 leasing activity at the Mall of Memphis and the 767 Third Avenue and Riverfront office buildings and balcony repairs in 1994 at the Scotland Yard I and II apartments.

     The increase in accumulated depreciation at December 31, 1994 as compared to December 31, 1993 and the corresponding increase in depreciation expense for 1994 as compared to 1993 is primarily due to the full amortization of tenant improvements in 1994 due to a change in estimate with respect to such tenant improvements related to space formerly occupied by two major tenants, Saddlebrook and IBM, who had vacated the Riverfront office building in 1989 and 1993, respectively. Such space was subsequently released during 1993 and 1994, respectively, resulting in the demolition of the existing improvements and the installation of new improvements. Such increase was partially offset by the lender realizing upon its security in the 824 Market Street office building in December 1994 as more fully discussed in Note 4(b).

     The decrease in deferred expenses and the decrease in current portion of long-term debt at December 31, 1994 as compared to December 31, 1993 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in Note 4(b).

     The increase in the venture partners' deficit in ventures at December 31, 1994 as compared to December 31, 1993 is primarily due to continuing operating deficits during 1994 and the 1994 write-off of tenant improvements at the Riverfront office building, as more fully discussed above. Reference is made to Note 4(b).

     The increase in accounts payable at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of operating expenses at the Partnership's investment properties.

     The decrease in unearned rents at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of receipt of rental income primarily at the Mall of Memphis.

     The decrease in accrued interest at December 31, 1994 as compared to December 31, 1993 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in Note 4(b) partially offset by the interest accruals associated with the non-recourse mortgage loans secured by the Riverfront office building. The Partnership is delinquent in debt service payments at the Riverfront office building, as more fully discussed in Note 4(b).

     The decrease in due to affiliates at December 31, 1994 as compared to December 31, 1993 is primarily due to the payment in 1994 of salary and overhead reimbursements related to Partnership operations for the years 1991, 1992 and 1993 which had been previously deferred.

     The decrease in tenant security deposits at December 31, 1994 as compared to December 31, 1993 is primarily due to a reduction in occupancy during 1994 at the Mall of Memphis and the Scotland Yard I and II apartments.

     The increase in long-term debt, less current portion at December 31, 1994 as compared to December 31, 1993 is primarily due to the accrual of participation interest which the lender is entitled to under the terms of the mortgages related to the Partnership's apartment complexes, as more fully discussed in Note 4(c).

     The decrease in the venture partners' subordinated equity in ventures at December 31, 1994 as compared to December 31, 1993 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 1994 and the venture partner's share of the 1994 operating deficits at the 767 Third Avenue office building. Reference is made to Note 4(b).

     The decrease in rental income for 1994 as compared to 1993 is primarily due to the sale of the South Point apartments in July 1993, as more fully discussed in Note 7(f), a reduction in rent paying occupancy at the 824 Market Street office building during 1994 (the lender realized upon its security in the building in December 1994), partially offset by an increase in rent paying occupancy at the 767 Third Avenue office building during 1994 and an increase in expense recoveries resulting from an increase in certain expenses at the Mall of Memphis. The decrease in rental income for 1993 as compared to 1992 is primarily due to the sale of the South Point apartments in July 1993.

     The decrease in interest income for 1994 as compared to 1993 and for 1993 as compared to 1992 is primarily due to the decreased average investment in interest bearing U.S. Government obligations resulting from the Partnership's funding of the operating deficits at the 767 Third Avenue office building during 1993 and 1994.

    The increase in mortgage and other interest for 1994 as compared to 1993 is primarily due to the accrual of participation interest which the lender is entitled to under the terms of the mortgages related to the Partnership's apartment complexes, as more fully discussed in Note 4(c), partially offset by the sale of the South Point apartments in July 1993, as more fully discussed in Note 7(f). The increase in mortgage and other interest for 1993 as compared to 1992 is primarily due to interest related to the additional financing secured by the Mall of Memphis during 1993, as more fully discussed in Note 4(b), and the accrual of participation interest related to the Partnership's apartment complexes. This increase is partially offset by the sale of the Wood Forest Glen apartments in April 1992, the sale of the Meadowcrest apartments and the Bitter Creek apartments in June 1992 and the sale of the South Point apartments in July 1993.

     The decrease in property operating expenses for 1994 as compared to 1993 is primarily due to (i) the sale of the South Point apartments in July 1993, (ii) the establishment of a $527,774 reserve at December 31, 1993 due to the uncertainty of collection of the Partnership's mortgage notes receivable, as more fully discussed in Note 7(a), (iii) receipt in 1994 of a $178,835 1993 tax refund at the Riverfront office building due to a reduction in the property's 1993 assessed value, (iv) a reduction in 1994 real estate taxes of approximately $226,000 at the Riverfront office building due to a reduction in the property's 1994 assessed value and (v) the provision for doubtful accounts recorded in 1993 related to rents due from the former tenant and second mortgage lender at the 824 Market Street office building. The increase in property operating expenses for 1993 as compared to 1992 is primarily due to the reserve recorded at September 30, 1993 related to the mortgage notes receivable and the provision for doubtful accounts related to a former tenant at the 824 Market Street office building as more fully discussed above.

     The decrease in professional services for 1994 as compared to 1993 is primarily due to a reduction in 1994 in Partnership legal expenses.

     The increase in amortization of deferred expenses for 1994 and 1993 as compared to 1992 is primarily due to increased amortization relating to capitalized leasing costs at the 767 Third Avenue office building and the Riverfront office building, as more fully discussed in Note 4(b).

     The decrease in Partnership's share of operations in unconsolidated ventures for 1994 and 1993 as compared to 1992 is primarily due to the disposition of the Partnership's interest in the Yerba Buena West office building in June 1992, as more fully discussed in Note 3(b).

     The increase in the venture partners' share of loss of ventures' operations for 1994 as compared to 1993 is primarily due to continuing operating deficits during 1994 and the 1994 write-off of tenant improvements at the Riverfront office building, as more fully discussed above, partially offset by a reduction in operating deficits at the 767 Third Avenue office building due to an increase in occupancy during 1994. The increase in the venture partners' share of loss of ventures' operations for 1993 as compared to 1992 is primarily due to operating deficits incurred at the Mall of Memphis and Riverfront office building during 1993.

     The gain from sale or disposition of investment properties for 1994 resulted from the lender realizing upon its security in the 824 Market Street office building; 1993 resulted from the sale of the South Point apartments; and 1992 resulted from the sale of the Wood Forest Glen apartments, the Meadowcrest apartments and the Bitter Creek apartments and the disposition of the Partnership's interest in the Yerba Buena West office building.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES



                                       INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1994 and 1993

Consolidated Statements of Operations, years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992

Notes to Consolidated Financial Statements


                                                                    Schedule
                                                                    --------

Consolidated Real Estate and Accumulated Depreciation                  III



SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.






                           INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XI (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XI and consolidated ventures at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                        KPMG PEAT MARWICK LLP

Chicago, Illinois
March 25, 1995

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                                 CONSOLIDATED BALANCE SHEETS
                                                 DECEMBER 31, 1994 AND 1993

                                                           ASSETS
                                                           ------
                                                                                         1994                1993
                                                                                     ------------        -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . .       $  2,102,788          2,312,541
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,392,755          2,288,265
  Rents and other receivables (net of allowance for doubtful accounts of $1,627,151 and $1,284,059 at December 31, 1994 and 1993,
    respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,337,171          2,230,844
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,231,494          1,510,402
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,298,981          1,636,340
                                                                                     ------------       ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .          7,363,189          9,978,392
                                                                                     ------------       ------------

Mortgage notes receivable (net of reserve for uncollectibility
  of $527,774, note 7(a)). . . . . . . . . . . . . . . . . . . . . . . . . . .          2,067,695          2,067,695
Investment properties, at cost (notes 2, 3 and 4) - Schedule III:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . .         16,428,011         18,333,011
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . .        181,221,236        193,684,179
                                                                                     ------------       ------------

                                                                                      197,649,247        212,017,190
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .         75,428,110         72,509,329
                                                                                     ------------       ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . . . . .        122,221,137        139,507,861

Investment in unconsolidated ventures, at equity (note 1). . . . . . . . . . .            479,811            445,473
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,806,743          5,881,001
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,520,761          3,108,523
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . .         10,890,573          8,422,186
                                                                                     ------------       ------------

                                                                                     $151,349,909        169,411,131
                                                                                     ============       ============
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                         1994                1993
                                                                                     ------------        -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . .       $ 34,720,167         48,194,235
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,368,672          1,337,166
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            640,109            741,524
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,266,609          8,712,498
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          1,475,804          1,437,411
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            121,765            250,699
                                                                                     ------------       ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .         46,593,126         60,673,533

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            145,221            184,933
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . .        108,263,135        106,140,597
                                                                                     ------------       ------------
Commitments and contingencies (notes 1, 2, 3, 4, 8, and 10)
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        155,001,482        166,999,063

Deferred gain on sale of investment properties (note 7(a)) . . . . . . . . . .          2,067,695          2,067,695
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . .          4,751,737          6,677,585
Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000              1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,310,636)       (12,004,318)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .         (1,116,446)        (1,116,446)
                                                                                     ------------       ------------
                                                                                      (13,426,082)       (13,119,764)
                                                                                     ------------       ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . .        121,935,233        121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . .        (73,912,181)       (70,080,706)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .        (45,067,975)       (45,067,975)
                                                                                     ------------       ------------
                                                                                        2,955,077          6,786,552
                                                                                     ------------       ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . .        (10,471,005)        (6,333,212)
                                                                                     ------------       ------------

                                                                                     $151,349,909        169,411,131
                                                                                     ============       ============

                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                        YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                     1994               1993               1992
                                                                 ------------       ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . .        $36,560,773         37,316,818         40,169,886
  Interest income. . . . . . . . . . . . . . . . . . . . .            184,166            257,683            271,174
                                                                  -----------        -----------        -----------
                                                                   36,744,939         37,574,501         40,441,060
                                                                  -----------        -----------        -----------

Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . .         19,589,577         19,191,672         18,101,601
  Depreciation . . . . . . . . . . . . . . . . . . . . . .          8,518,226          6,750,315          6,963,918
  Property operating expenses. . . . . . . . . . . . . . .         19,755,404         21,348,910         20,692,190
  Professional services. . . . . . . . . . . . . . . . . .            282,379            360,581            375,718
  Amortization of deferred expenses. . . . . . . . . . . .          1,043,910          1,198,944            863,188
  General and administrative . . . . . . . . . . . . . . .            230,315            234,142            301,359
                                                                  -----------        -----------        -----------
                                                                   49,419,811         49,084,564         47,297,974
                                                                  -----------        -----------        -----------

          Operating loss . . . . . . . . . . . . . . . . .        (12,674,872)       (11,510,063)        (6,856,914)

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . . . . . . . . .           (125,370)          (136,092)          (762,164)
Venture partners' share of ventures'
  operations (note 3). . . . . . . . . . . . . . . . . . .          3,968,903          3,679,780          2,339,587
                                                                  -----------        -----------        -----------

          Net operating loss . . . . . . . . . . . . . . .         (8,831,339)        (7,966,375)        (5,279,491)

Gain from sale or disposition of investment
  properties, net of venture partner's
  share of gain (loss) of ($1,004,351) in 1994
  and $881,297 in 1992 (note 4(b)) . . . . . . . . . . . .          4,693,546          1,433,916          8,790,767
                                                                  -----------        -----------        -----------

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                     1994               1993               1992
                                                                 ------------       ------------       ------------

          Net earnings (loss). . . . . . . . . . . . . . .        $(4,137,793)        (6,532,459)         3,511,276
                                                                  ===========        ===========        ===========

          Net earnings (loss) per limited partnership
            interest (note 1):
              Net operating loss . . . . . . . . . . . . .        $    (61.68)            (55.62)            (36.86)
              Gain from sale or disposition of
                investment properties, net of
                venture partner's share in
                1994 and 1992. . . . . . . . . . . . . . .              33.80              10.32              63.29
                                                                  -----------        -----------        -----------

                                                                  $    (27.88)            (45.30)             26.43
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

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                    (A LIMITED PARTNERSHIP)
                                                   AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                                         YEARS ENDED DECEMBER 31, 1994, 1993 and 1992


                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                                                                          NET OF
                  CONTRI-      NET           CASH                        OFFERING       NET          CASH
                  BUTIONS      LOSS      DISTRIBUTIONS       TOTAL        COSTS         LOSS     DISTRIBUTIONS       TOTAL
                  -------   ----------   -------------    -----------  -----------   ----------  -------------    -----------
Balance
 (deficit)
 December 31,
 1991. . . . . .   $1,000  (11,576,730)    (1,116,446)   (12,692,176)  121,935,233  (67,487,111)  (45,067,975)     9,380,147
Net earnings
 (loss)
 (note 5). . . .     --       (123,272)         --          (123,272)        --       3,634,548         --         3,634,548
                    -----  -----------   ------------   ------------   -----------  -----------  ------------    -----------
Balance
 (deficit)
 December 31,
 1992. . . . . .    1,000  (11,700,002)    (1,116,446)   (12,815,448)  121,935,233  (63,852,563)  (45,067,975)    13,014,695
Net loss
 (note 5). . . .     --       (304,316)         --          (304,316)        --      (6,228,143)        --        (6,228,143)
                    -----  -----------   ------------   ------------   -----------  -----------  ------------    -----------
Balance
 (deficit)
 December 31,
 1993. . . . . .    1,000  (12,004,318)    (1,116,446)   (13,119,764)  121,935,233  (70,080,706)  (45,067,975)     6,786,552
Net loss
 (note 5). . . .     --       (306,318)         --          (306,318)       --       (3,831,475)        --        (3,831,475)
                    -----  -----------   ------------   ------------   -----------  -----------  ------------    -----------
Balance
 (deficit)
 December 31,
 1994. . . . . .   $1,000  (12,310,636)    (1,116,446)   (13,426,082)  121,935,233  (73,912,181)  (45,067,975)     2,955,077
                   ======  ===========   ============   ============   ===========  ===========  ============    ===========


                                 See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . .        $(4,137,793)        (6,532,459)         3,511,276
  Items not requiring (providing) cash
    or cash equivalents:
      Depreciation . . . . . . . . . . . . . . . . . . . .          8,518,226          6,750,315          6,963,918
      Amortization of deferred expenses. . . . . . . . . .          1,043,910          1,198,944            863,188
      Reserve for mortgage notes receivable
        (note 7(a)). . . . . . . . . . . . . . . . . . . .              --               527,774              --
      Long-term debt - deferred accrued
        interest . . . . . . . . . . . . . . . . . . . . .          2,544,737          1,061,103            286,636
      Partnership's share of operations of
        unconsolidated ventures. . . . . . . . . . . . . .            125,370            136,092            762,164
      Venture partner's share of venture's
        operations and gain (loss) on sale . . . . . . . .         (4,973,254)        (3,679,780)        (1,458,290)
      Total gain on sale or disposition of
        investment properties. . . . . . . . . . . . . . .         (3,689,195)        (1,433,916)        (9,672,064)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . .            840,195           (641,662)           175,831
    Escrow deposits. . . . . . . . . . . . . . . . . . . .            278,908          1,140,681           (885,078)
    Prepaid expenses . . . . . . . . . . . . . . . . . . .            159,359            388,221            254,349
    Accrued rents receivable . . . . . . . . . . . . . . .           (412,238)          (774,775)          (431,556)
    Accounts payable . . . . . . . . . . . . . . . . . . .             28,349           (182,695)          (376,626)
    Unearned rents . . . . . . . . . . . . . . . . . . . .            (94,413)           353,510           (865,739)
    Accrued interest . . . . . . . . . . . . . . . . . . .          3,686,021          5,197,995          1,448,669
    Accrued real estate taxes. . . . . . . . . . . . . . .            (28,607)          (178,984)          (329,832)
    Tenant security deposits . . . . . . . . . . . . . . .            (39,712)           (46,800)           (80,806)
    Due to affiliates. . . . . . . . . . . . . . . . . . .           (128,934)            73,590              9,791
                                                                  -----------        -----------        -----------

          Net cash provided by operating activities. . . .          3,720,929          3,357,154            175,831
                                                                  -----------        -----------        -----------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . .            895,510           (419,666)         1,136,389
  Additions to investment properties . . . . . . . . . . .         (4,338,481)        (5,280,587)        (4,116,368)
  Principal payments on mortgage notes receivable. . . . .              --                 --                60,000
  Partnership's contributions to unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . .           (159,708)          (137,250)           (49,268)
  Payment of deferred expenses . . . . . . . . . . . . . .           (525,619)        (2,322,486)        (1,705,586)
  Cash proceeds from sale of investment properties,
    net of selling expenses (note 7) . . . . . . . . . . .              --               932,576          2,093,875
                                                                  -----------        -----------        -----------

          Net cash used in investing activities. . . . . .         (4,128,298)        (7,227,413)        (2,580,958)
                                                                  -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from long-term debt . . . . . . . . . . . . . .              --             7,600,000          5,000,000
  Principal payments on long-term debt . . . . . . . . . .           (381,403)          (373,858)          (516,100)
  Principal paydown on long-term debt (note 1) . . . . . .              --                 --              (435,948)
  Purchase of interest in note payable (note 4(b)) . . . .              --            (2,500,000)             --
  Venture partners' contributions to ventures. . . . . . .            579,019          1,038,350            332,708
  Distributions to venture partners. . . . . . . . . . . .              --            (2,993,631)          (711,241)
                                                                  -----------        -----------        -----------

          Net cash provided by financing
            activities . . . . . . . . . . . . . . . . . .            197,616          2,770,861          3,669,419
                                                                  -----------        -----------        -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . . .           (209,753)        (1,099,398)         1,264,292
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . . .          2,312,541          3,411,939          2,147,647
                                                                  -----------        -----------        -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . . .        $ 2,102,788          2,312,541          3,411,939
                                                                  ===========        ===========        ===========



                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . .        $13,358,819         12,932,574         16,652,932
                                                                  ===========        ===========        ===========
  Non-cash investing and financing activities:
    Balance due on mortgage note payable retired . . . . .        $13,514,864              --                 --
    Reduction of land. . . . . . . . . . . . . . . . . . .         (1,905,000)             --                 --
    Reduction of buildings and improvements. . . . . . . .        (16,801,424)             --                 --
    Reduction of accumulated depreciation. . . . . . . . .          5,599,445              --                 --
    Reduction of deferred expenses . . . . . . . . . . . .           (555,967)             --                 --
    Reduction of accrued interest payable. . . . . . . . .          4,131,910              --                 --
    Reduction of other assets and liabilities. . . . . . .           (294,633)             --                 --
                                                                  -----------        -----------        -----------
          Non-cash gain recognized on disposition
            of investment property (note 4(b)) . . . . . .        $ 3,689,195              --                 --
                                                                  ===========        ===========        ===========
    Sale of investment properties (note 7):
      Total sales proceeds, net of selling expenses. . . .        $     --             5,387,576         30,740,926
      Principal balance due on mortgage payables . . . . .              --             4,455,000        (28,647,051)
                                                                  -----------        -----------        -----------
        Cash proceeds from sale of investment
          properties, net of selling expenses. . . . . . .        $     --               932,576          2,093,875
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and the following of its ventures (note 3): GP-1 Partners, Ltd. ("Bitter Creek") (property sold in June 1992, see note 7(e)), Mall of Memphis Associates ("Mall of Memphis"), 767 Third Avenue Associates ("767 Third Avenue"), Riverfront Office Park Joint Venture ("Riverfront") and Excelsior Associates, LP ("824 Market Street") (property transferred to lender in December 1994, see note 4(b)). The effect of all transactions between the Partnership and the ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/National City") and Carlyle Yerba Buena Limited Partnership ("Yerba Buena") (property transferred to lender in June 1992, see note 3(b)(1)). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City or Yerba Buena.

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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                               1994                                   1993
                                               -------------------------------        ------------------------------
                                               GAAP BASIS           TAX BASIS         GAAP BASIS          TAX BASIS
                                              ------------         -----------       ------------        -----------


Total assets . . . . . . . . . . . . . .      $151,349,909         25,263,575        169,411,131         26,981,083

Partners' capital accounts
  (deficit) (note 5):
    General partners.. . . . . . . . . .       (13,426,082)       (12,146,236)       (13,119,764)       (12,423,085)
    Limited partners.. . . . . . . . . .         2,955,077        (19,556,845)         6,786,552        (18,125,642)

Net earnings (loss) (note 5):
    General partners.. . . . . . . . . .          (306,318)           276,849           (304,316)           143,339
    Limited partners.. . . . . . . . . .        (3,831,475)        (1,431,203)        (6,228,143)        (3,524,295)

Net loss per limited
  partnership interest . . . . . . . . .            (27.88)            (10.41)            (45.30)            (25.63)
                                              ============        ===========        ===========       ============


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The net loss per limited partnership interest is based upon the Limited Partnership Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,932,366 and $0 at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform with the 1994 presentation.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. As the debt secured by the Riverfront Office Building has been classified by the Partnership as a current liability at December 31, 1994 and 1993 as a result of default (see note 4(b)) and because resolution of such default is uncertain, the Partnership considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable. The remaining debt, with a carrying balance of $108,685,311 has been calculated to have an SFAS 107 value of $106,716,115 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

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

(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership acquired, either directly or through joint venture (note 3), ten apartment complexes, eight office buildings, and an enclosed shopping mall. During 1984, the Partnership sold its Arlington, Texas and its Red Bank, Tennessee apartment complexes. During 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I joint venture ("AM-CAR"), which had ownership interests in the Pavillion Towers office complex located in Aurora, Colorado and the Coast Federal Office Building located in Pasadena, California. During 1988, the Partnership (through Somerset Lake Associates) sold its Indianapolis, Indiana apartment complex. During 1991, the Partnership disposed of its interest in the Gatehall Plaza office building located in Parsippany, New Jersey. During 1992, the Partnership sold its interest in the Wood Forest Glen Apartments, the Meadowcrest Apartments and the Bitter Creek Apartments. In addition, during 1992, the lender realized upon its security and took title to the Yerba Buena West Office Building. During 1993, the Partnership sold its interest in the South Point Apartments. During 1994, the lender realized upon its security and took title to the 824 Market Street Office Building. All of the properties owned at December 31, 1994 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

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

(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1994 is a party to four operating joint venture agreements. Pursuant to such venture agreements, the Partnership made initial capital contributions of approximately $51,345,000 before legal and other acquisition costs and its share of operating deficits as discussed below. In general, the Partnership's joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest,

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, an enclosed shopping mall and three office buildings. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. The venture properties have been financed under various long-term debt arrangements as described in note 4.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1994, 1993 and 1992, one of the ventures produced net cash receipts available for distribution to the Partnership. The Partnership has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures.

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

     (b)  Unconsolidated Ventures

          (1)  Yerba Buena

     In August 1985, the Partnership acquired, through the Carlyle Yerba Buena Limited Partnership ("Yerba Buena"), an interest in an existing six-story office building known as Yerba Buena West Office Building in San Francisco, California. The Partners of Yerba Buena included Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII") and Carlyle Real Estate Limited Partnership-XIV, two public partnerships sponsored by the Corporate General Partner of the Partnership (the "Affiliated Partners") and four Limited Partners unaffiliated with the Partnership or its general partners (the "Unaffiliated Partners"). Yerba Buena transferred title to the property to the lender in June 1992 as described below.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Based upon the conditions at Yerba Buena, including tenant disputes following the October 17, 1989 San Francisco earthquake, the venture had not made the debt service payments to the underlying lender commencing with the January 1990 payment. The Partnership and Affiliated Partners had decided, based upon an analyses of current market conditions and the probability of large future cash deficits, not to fund future joint venture cash deficits. The joint venture was unable to negotiate a loan modification to pay for expected future cash deficits whereby the joint venture retained ownership of the property and in June 1992, the joint venture transferred title of the property to the lender in return for an opportunity to share in future sale or refinancing proceeds above certain specified levels. In order for the joint venture to share in such proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. In addition, until June 1995, the joint venture will have a right of first opportunity to purchase the property if the lender chooses to sell. As a result of the transfer of title to the lender as discussed above, the Partnership no longer has an ownership interest in the property and recognized in 1992 a gain for financial reporting and Federal income tax purposes of $1,614,369 and $964,406, respectively, with no corresponding distributable proceeds.

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

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% to 11-7/8% until the scheduled maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will be amortized over 22 years with a balloon payment due at maturity on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,164,524 in 1993 in conjunction with the refinancing. The fee was applied to accrued interest and the prepayment penalty of $580,586 based on the outstanding mortgage balance at the time of refinancing, with the balance of $238,215 refunded to Carlyle/National City in 1994. In addition, the lender required an escrow account of $612,000 to be established at the inception of the refinancing for future tenant improvements costs at the property. The lender also requires the tenant costs related to a major tenant (Baker & Hostetler) lease to be escrowed. The venture is required to escrow approximately $313,000 per year from 1994 through 1996 and approximately $236,000 per year in 1997 and 1998.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  LONG-TERM DEBT

    (a)  Long-term debt consisted of the following at December 31, 1994 and 1993:

                                                                                           1994              1993
                                                                                       -----------       -----------

9-1/2% mortgage note; secured by the Scotland Yard - Phase I apartment complex in Houston, Texas; payable in monthly
  installments of interest only until January 1, 1999 when
  the remaining balance, including participation interest,
  is payable (see note 4(c)) . . . . . . . . . . . . . . . . . . . . . . . . .         $10,800,673         9,741,419

10% first mortgage note; secured by the Mall of Memphis
  shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $279,823 through
  January 1, 2018; additional interest payable equal to 20%
  of certain rents in excess of a specified level (approximately
  $86,000, $14,000 and $49,000 for 1994, 1993 and 1992,
  respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,208,085        30,527,587

14-1/2% second mortgage note; secured by the Mall of Memphis shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $41,958 through
  January 1, 2018. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,347,716         3,364,449

10% third mortgage note; secured by the Mall of Memphis
  shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $66,696 through
  May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,527,139         7,572,307

10% mortgage note; secured by the 767 Third Avenue
  office building in New York, New York; payable in monthly
  installments of interest only until May 1, 1999 when the
  remaining principal balance of $37,986,531 is payable;
  additional interest equal to 5% of certain rents in
  excess of a specified level is payable (no additional
  interest was due for 1994, 1993 and 1992); modified,
  (see note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,986,531        37,986,531

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                           1994              1993
                                                                                       -----------       -----------

Promissory note payable to venture partner; secured;
  related to 767 Third Avenue; bearing interest
  at a rate equal to the prime rate (approximately
  8.5% and 6.0% on December 31, 1994 and December 31,
  1993, respectively) plus 2% payable in monthly
  installments of interest only until May 1998
  when the remaining balance is payable (see note 4(b)). . . . . . . . . . . .           2,500,000         2,500,000

14% first mortgage note; secured by the Riverfront
  office building in Cambridge, Massachusetts; payable in
  monthly installments of principal and interest of
  $297,556 through September 1, 2018; additional interest
  payable equal to 25% of gross receipts in excess of a
  specified level (no additional interest was due for
  1994, 1993 and 1992) (see note 4(b)) . . . . . . . . . . . . . . . . . . . .          24,780,548        24,780,548

12-1/2% second mortgage note; secured by the Riverfront
  office building in Cambridge, Massachusetts; payable in
  monthly installments of principal and interest of $12,693
  through September 1, 2018 (see note 4(b)). . . . . . . . . . . . . . . . . .           1,167,936         1,167,936

11-3/4% third mortgage note; secured by the Riverfront
  office building in Cambridge, Massachusetts; payable in
  monthly installments of principal and interest of
  $26,964 through September 1, 2018 (see note 4(b)). . . . . . . . . . . . . .           2,615,507         2,615,507

10-1/4% fourth mortgage note; (total commitment $5,800,000)
  secured by the Riverfront office building in Cambridge,
  Massachusetts; payable in monthly installments of interest only of $48,978 through September 1995; thereafter,
  payable in monthly installments of principal and interest
  of $52,007 through September 1, 2000 (see note 4(b)) . . . . . . . . . . . .           5,734,000         5,734,000

9-1/2% mortgage note; secured by the El Dorado View
  apartment complex in Webster, Texas; payable in monthly
  installments of interest only until January 1, 1999
  when the remaining balance, including participation
  interest, is payable (see note 4(c)) . . . . . . . . . . . . . . . . . . . .           5,267,921         4,863,715

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                           1994              1993
                                                                                       -----------       -----------
9-1/2% mortgage note; secured by the Scotland Yard - Phase II apartment complex in Houston, Texas; payable in monthly
  installments of interest only until January 1, 1999
  when the remaining balance, including participation
  interest, is payable (see note 4(c)) . . . . . . . . . . . . . . . . . . . .          11,047,246         9,965,969

14-1/8% mortgage note secured by the 824 Market Street
  office building in Wilmington, Delaware; retired at
  disposition in December 1994; principal and interest of
  $165,005 was due monthly through August 1, 2008, the
  scheduled maturity date; additional interest was payable
  equal to 30% of certain rents in excess of a specified
  level (no additional interest was due for 1994, 1993
  and 1992) (see note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . .              --            12,570,184

Second mortgage; secured by the 824 Market Street
  office building in Wilmington, Delaware; retired at
  disposition in December 1994; bore interest (adjusted
  annually on January 1st) at a rate equal to the prime
  rate (6% on January 1, 1994) plus 2% to be repaid in
  monthly installments of principal and interest (as
  adjusted annually based on changes in the interest
  rate) based on a 30 year amortization schedule until
  December 19, 1996 when the remaining principal balance
  was scheduled to be due (see note 4(b)). . . . . . . . . . . . . . . . . . .              --               944,680
                                                                                      ------------       -----------

          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         142,983,302       154,334,832
          Less current portion of long-term debt
            (see note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . .            34,720,167      48,194,235
                                                                                      ------------       -----------

          Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        $108,263,135       106,140,597
                                                                                      ============       ===========


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Five year maturities of long-term debt are as follows:

                        1995 . . . . . . . . . . .       $34,720,167
                        1996 . . . . . . . . . . .           467,357
                        1997 . . . . . . . . . . .           517,419
                        1998 . . . . . . . . . . .         3,072,897
                        1999 . . . . . . . . . . .        74,819,044
                                                         ===========

     (b)  Long-Term Debt Modifications and Refinancings

     General

     As described below, the Partnership is seeking or has received mortgage note modifications on certain properties. Upon expiration of such modifications or scheduled maturity of the loans, should the Partnership not seek or be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. This would likely result in the Partnership no longer having an ownership (or security interest) in such properties. Such decisions will be made on a property-by-property basis and could result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

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

     767 Third Avenue Office Building

     Occupancy at the property is 89% at December 31, 1994, up from 83% in 1993. The 767 Third Avenue venture is aggressively marketing the remaining vacant space. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     During 1991 and 1992, the leases for approximately 67% of the space at the 767 Third Avenue office building located in New York, New York expired (substantially all of which have been released as of December 1994 but at lower effective rents). In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue venture obtained from the existing lender, in May 1992, a replacement mortgage loan which matures in May 1998 and bears a substantially lower interest rate (10%) than the original loan (12 3/8%). In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account for future leasing costs and debt service shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required escrow contributions by approximately $2,600,000 to reflect that certain leasing costs (described above) had already been incurred. 767 Third Avenue had been reserving the property's cash flow beginning with the second quarter of 1990; however, such amounts were less than the net required reserve. The Partnership's venture partner loaned $5,000,000 to the venture in order to fund the net escrow reserve account. In 1993, the reserve account was depleted and the venture (by way of partner contributions) continues to fund required leasing costs and debt service shortfalls. The loan funded by the Partnership's venture partner earns interest at an adjustable rate (10.5% at December 31, 1994) and provides for repayment of principal and interest out of the available cash flow from property operations and sale or refinancing proceeds. In June 1993, the Partnership purchased a 50% interest in the venture partner's loan including the related accrued interest. Accordingly, the Partnership's 50% interest in the principal portion of the loan ($2,500,000) is reflected as a decrease in long-term debt, less current portion in the consolidated financial statements. In conjunction with the agreement with the venture partner to loan the amounts necessary to fund the escrow account, because the Partnership did not purchase its share of the $5,000,000 loan by December 31, 1992, the Partnership's preferential return was removed from the calculation of the allocation of sale or refinancing proceeds. In addition, during 1994, the venture partner approached the Partnership regarding purchasing the Partnership's 50% interest in 767 Third Avenue, however, upon review of the proposed terms, the Partnership did not believe the offer to be in its best interest and the offer was rejected.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     824 Market Street Office Building

     Occupancy at the 824 Market Street office building located in Wilmington, Delaware had risen to 56% during 1994, up from 49% at December 31, 1993. The 824 Market Street venture was aggressively seeking replacement tenants for the vacant space; however, competition had risen significantly due to new office building development in the area over the last few years and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the mortgage note. Such negotiations were unsuccessful and the venture received notice of default. Accordingly, for financial reporting purposes, the underlying debt of approximately $13,515,000 was reflected as a current liability in the accompanying consolidated financial statements at December 31, 1993. The first mortgage lender commenced proceedings to realize upon its security and was the successful bidder at the foreclosure sale held in October 1994. The deed was conveyed to the first mortgage lender on December 12, 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting purposes and Federal income tax purposes of $3,689,195 and $6,805,134, respectively, with no corresponding distributable proceeds.

     Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. As of the date of this report, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs, the extent of which are being negotiated with the lender but which are not expected to exceed the holdback amount. Though occupancy at the property has increased from 85% at December 31, 1993 to 95% at December 31, 1994, average rent paying occupancy decreased due to (i) a major tenant (vacating approximately 25% of the building in July 1992 due to a downsizing of its operations) continuing to pay rent through the remaining terms of its leases which expired in April 1993 and (ii) a second major tenant downsizing its operations in April 1993 by approximately 36,000 square feet or 11% of the building and receiving a rent reduction of approximately 23% on its remaining leased space. The property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At December 31, 1994, the February 1993 through December 1994 debt service payments are delinquent by approximately $6,724,000. Accordingly, the loan balances of approximately $34,298,000 have been reflected as a current liability in the consolidated financial statements. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. In this regard, the joint venture has entered into a non-binding letter of intent with the existing lender for a restructure of its mortgage loans. The proposed terms of the loan restructure would retroactively reduce the interest rate payable on the loans and reduce the term of the loan from its present maturity date of September 2018 to December 2007. The loans (which currently bear interest

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


at rates ranging from 10% to 14% per annum) would bear interest at 6% per annum for the period January 1, 1993 through December 31, 1997.
Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, the lender is entitled to earn a minimum internal rate of return of 10.5% per annum calculated over the restructured loan term. The proposed loan restructure would also require that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for operating shortfalls and costs associated with additional leasing as approved by the lender. There can be no assurances that any restructure will be obtained. In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At December 31, 1994, the total amount of ground lease payments in arrears is approximately $343,000. In this regard, the proposed loan restructure discussed above would provide for the waiver of any and all ground lease payments since the first missed payment in February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. The proposed loan restructure also provides that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but in a reduced amount (as defined). If the joint venture is unable to secure any modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     Mall of Memphis

     Although occupancy had been increasing, in order for the Mall of Memphis to maintain is competitive position in the marketplace, the Mall of Memphis venture completed a mall renovation in 1991. The renovation costs had been funded by the venture until additional financing was in place.
The Partnership contributed approximately $2,252,000 in addition to foregoing their share of 1990 and a portion of the 1991 distributable cash flow from the property to cover their portion of the renovation costs. In March 1993, the venture finalized additional financing of a $7,600,000 ten year loan at a rate of 10%. The Partnership's share of the funding was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues. The venture would have been entitled to additional proceeds of $2,025,000 if the property had achieved certain occupancy levels and debt coverage ratios by September 30, 1994, however, the venture did not qualify for such additional proceeds as leasing did not achieve budgeted goals. In May 1994, an affiliate of the General Partners assumed property management and leasing services.
Property management fees are calculated as 3% of base rent (as defined) and leasing commissions are calculated at a rate, which approximates market, based on the terms of the related lease. In addition, the venture partner has approached the Partnership regarding selling its 36.94% interest in the Mall of Memphis to the Partnership, however, there can be no assurances that such transaction will be consummated.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Refinancings

     In December 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire in full satisfaction, at an aggregate discount, the previously modified existing long-term mortgage notes secured by the Scotland Yard - Phase I and II, South Point and El Dorado View apartment complexes. Commencing April 1, 1992, the loans provide for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a fiscal year (all as defined) exceed a base amount. For the fiscal years 1994, 1993 and 1992, contingent interest aggregated approximately $257,000, $293,000 and $281,000, respectively. In the event that these properties are sold before the maturity date of the loans, the lender is entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full fiscal years preceding the sale (all as defined). The Partnership sold South Point Apartments in July 1993, as further discussed in note 7(f). The lender has the right to call the remaining loans at any time after January 1, 1996. In this regard, the Partnership is currently marketing the Scotland Yard Phase I and II and the El Dorado View apartment complexes for sale. If the Partnership is unsuccessful in selling the properties prior to January 1, 1996 and the lender exercises its right to call the loans, the Partnership would recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The lender required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the sale proceeds from South Point Apartments to be added to the escrow account. As of December 31, 1994, the Partnership has been reimbursed from the escrow account approximately $959,000 for capital improvements at the above-referenced apartment complexes. Finally, the modification provides for the lender to participate in the net proceeds from the sale or refinancing of the properties in the form of additional contingent interest. The Partnership has recorded an accrual for such participation of $3,605,840 and $1,061,103 as deferred accrued interest included in the balance of long-term debt in the accompanying consolidated financial statements at December 31, 1994 and 1993, respectively.


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

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

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

(6)  MANAGEMENT AGREEMENTS

     In May 1994, an affiliate of the General Partners assumed property management and leasing services at the Mall of Memphis from an affiliate of the venture partner. Leasing commissions at the Mall of Memphis are calculated at a rate, which approximates market, based on the terms of the related lease.

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Scotland Yard-Phase I and II Apartments and the El Dorado View Apartments after the sale on the same terms that existed prior to the sale.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7)  SALES OF INVESTMENT PROPERTIES

     (a)  Pavillion Towers, Aurora, Colorado

     During April 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I ("Am-Car") (which owns the Pavillion Towers office complex located in Aurora, Colorado) to its venture partners for $1,000,000 in cash, promissory notes aggregating $3,750,000 and the venture partners' assumption of the Partnership's share of the debt encumbering the property. The two promissory notes of $3,000,000 and $750,000 bear interest at various rates and are due in April 1996. Beginning in 1991, the Partnership has not received the scheduled interest payments of $15,000 on the $750,000 note and as of the date of this report, the Partnership has not received the 1993 or 1994 scheduled interest payment of $60,000 on the $3,000,000 note. Collection of all past due and future amounts from these notes are considered unlikely; however, the Partnership is evaluating all of its legal options. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve was established at December 31, 1993 to reduce the mortgage notes receivable balance to an amount not to exceed the related deferred gain on sale.

     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method of accounting. The interest received in 1992 ($60,000) was applied against the outstanding principal balance. No profit was recognized in 1994, 1993 or 1992.

     (b) Mortgage notes receivable relating to the above sale consist of the following:

                                                           1994          1993
                                                       ------------  ----------
Promissory note secured by personal
 guarantees of the buyers of the Part-
 nership's interest in the Pavillion Tower
 office complex located in Aurora, Colorado.
 Payable interest only (aggregating
 $150,000 over the ten-year period) at
 various rates.  The entire unpaid principal
 balance is due April 24, 1996.  Balance
 is net of $199,406 of unamortized discount
 at December 31, 1994 and 1993 based on
 an imputed rate of 8-1/2% . . . . . . . . . . . .    $  543,094        543,094
Promissory note secured by personal
 guarantees of the buyers of the
 Partnership's interest in the Pavillion
 Tower office complex located in Aurora,
 Colorado.  Payable interest only (aggregating
 $600,000 over the ten-year period) at
 various rates.  The entire unpaid principal
 balance is due April 24, 1996.  Balance
 is net of $797,625 of unamortized discount
 at December 31, 1994 and 1993 based on
 an imputed rate of 8-1/2% . . . . . . . . . . . .     2,052,375     2,052,375
                                                      ----------     ---------
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                         1994          1993
                                                     ------------  ------------

          Total long-term notes receivable . . . .     2,595,469     2,595,469
          Reserve for uncollectibility . . . . . .      (527,774)     (527,774)
                                                      ----------     ---------
          Total long-term notes receivable
            (net of reserve for
            uncollectibility). . . . . . . . . . .    $2,067,695     2,067,695
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

     (e)  Bitter Creek Apartments

     On June 10, 1992, the Partnership, through the Bitter Creek venture, sold the land, building and related improvements and personal property of the Bitter Creek apartment complex for $10,250,000 in cash before selling costs and prorations. A major portion of the sales proceeds was utilized to retire the related underlying mortgage note of approximately $9,064,000 (note 4(b)). In addition, pursuant to the venture partner agreement, the Partnership and venture partner were allocated $338,709 and $681,423 of net sales proceeds, respectively. The venture agreement generally provides that the gain of $1,024,264 from the sale of the entire property will be first allocated to the joint venture partners' respective negative capital accounts. Any amounts remaining will be allocated 50% to the Partnership and 50% to the venture partner. The venture partner's share of the gain was $881,297. The Partnership recognized in 1992 a gain of $142,967 and $2,808,159 for financial reporting and Federal income tax purposes, respectively.

     (f)  South Point Apartments

     On July 29, 1993, the Partnership sold the land, buildings and related improvements and personal property of the South Point apartments complex located in Houston, Texas to an unaffiliated buyer at a sales price determined by arm's-length negotiations. The sales price of the property was $5,600,000 (before closing costs and prorations). A major portion of the sales proceeds was utilized to retire the related underlying mortgage principal of $4,455,000. The Partnership received in connection with the sale, after all fees and expenses, approximately $932,000. Of this amount,

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the lender was entitled to approximately $606,000 as participation in the sales proceeds. From the sale, the Partnership received a net amount of cash of approximately $326,000, of which $150,000 was required by the lender to be escrowed for the benefit of the Partnership's other properties financed by the lender, as more fully discussed in note 4(c). As a result of the sale, the Partnership has recognized in 1993 a gain of $1,433,916 and $3,512,797 for financial reporting purposes and for Federal income tax purposes, respectively.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1994, the Partnership's and its consolidated ventures' principal assets are two office buildings, one enclosed shopping mall and three apartment complexes. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office building and shopping center tenants range in term from one to twenty-four years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon
percentages of tenant sales volumes.   With respect to the Partnership's
shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector. Apartment complex leases in effect at December 31, 1994 are generally for a term of one year or less and provide for annual rents of approximately $5,429,000.

     Cost of the leased assets net of accumulated depreciation are summarized as follows at December 31, 1994:

                  Shopping mall:
                    Cost . . . . . . . . . . . . . . .    $ 55,382,829
                    Accumulated depreciation . . . . .     (19,097,888)
                                                          ------------
                                                            36,284,941
                                                          ------------
                  Office buildings:
                    Cost . . . . . . . . . . . . . . .     115,532,291
                    Accumulated depreciation . . . . .     (45,021,172)
                                                          ------------
                                                            70,511,119
                                                          ------------
                  Apartment complexes:
                    Cost . . . . . . . . . . . . . . .      26,734,127
                    Accumulated depreciation . . . . .     (11,309,050)
                                                          ------------
                                                            15,425,077
                                                          ------------
                  Total. . . . . . . . . . . . . . . .    $122,221,137
                                                          ============

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

                  1995 . . . . . . . . . . . . . . . .     $ 20,085,961
                  1996 . . . . . . . . . . . . . . . .       18,490,744
                  1997 . . . . . . . . . . . . . . . .       14,657,147
                  1998 . . . . . . . . . . . . . . . .       10,819,146
                  1999 . . . . . . . . . . . . . . . .        8,151,826
                  Thereafter . . . . . . . . . . . . .       34,360,468
                                                           ------------

                  Total. . . . . . . . . . . . . . . .     $106,565,292
                                                           ============

     Additional contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1994, 1993 and 1992:

                  1992 . . . . . . . . . . . . . . . .         $424,211
                  1993 . . . . . . . . . . . . . . . .          352,862
                  1994 . . . . . . . . . . . . . . . .          277,151
                                                               ========

     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease.

     The Riverfront venture owns a net leasehold interest which expires in 2061 (subject to a 19-year extension) in the land underlying the Cambridge, Massachusetts office building. The lease provides for annual rent equal to the greater of 2% of gross income from the property or a minimum amount (which increases on a fixed schedule from $132,700 at inception,to $298,575 for the years 2007 through 2080). The joint venture has not made the scheduled ground lease payments since February 1993. At December 31, 1994, the total amount of ground lease payments in arrears is approximately $343,000. Reference is made to note 4(b) regarding the potential waiver of any and all scheduled ground rent payments due under the lease since February 1993 in conjunction with a proposed loan restructure with the mortgage lender.

    Future minimum rental commitments under this lease are as follows:

                        1995 . . . . . . . . . . .       $   179,145
                        1996 . . . . . . . . . . .           187,417
                        1997 . . . . . . . . . . .           212,230
                        1998 . . . . . . . . . . .           212,230
                        1999 . . . . . . . . . . .           212,230
                        Thereafter . . . . . . . .        18,053,679
                                                         -----------

                        Total. . . . . . . . . . .       $19,056,931
                                                         ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                                                                         UNPAID AT
                                                                                                        DECEMBER 31,
                                                       1994            1993              1992              1994
                                                     --------        --------          --------       --------------
Insurance commissions. . . . . . . . . . . .         $ 32,821           31,165          35,835              --
Property management and
 leasing fees. . . . . . . . . . . . . . . .          381,810          322,125         400,695             40,194
Management fees to Corporate
 General Partner . . . . . . . . . . . . . .            --               --               --               11,936
Reimbursement (at cost) for
 accounting services . . . . . . . . . . . .          118,917           73,649          96,945             19,234
Reimbursement (at cost) for
 legal services. . . . . . . . . . . . . . .            4,920            6,012           8,490              4,602
Reimbursement (at cost) for
 data processing services. . . . . . . . . .            1,818            3,896          (1,575)              --
Reimbursement (at cost) for
 out-of-pocket expenses. . . . . . . . . . .           11,697           12,946          12,368              1,196
Reimbursement (at cost) for
 out-of-pocket salary and
 salary related expenses relating
 to on-site and other costs
 for the Partnership and its
 investment properties . . . . . . . . . . .           44,603           49,549         106,002              44,603
                                                     --------          -------         -------             -------

                                                     $596,586          499,342         658,760             121,765
                                                     ========          =======         =======             =======



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


(11)  INVESTMENT IN UNCONSOLIDATED VENTURE

     For the Yerba Buena venture (note 3(b)(1)) for the year ended December 31, 1992, total income was $1,431,864, expenses applicable to operating loss were $3,523,650 and net income was $4,254,514.

                                                                                                               SCHEDULE III
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                    (A LIMITED PARTNERSHIP)
                                                   AND CONSOLIDATED VENTURES
                                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1994
                                          INITIAL COST TO                                  GROSS AMOUNT AT WHICH CARRIED
                                          PARTNERSHIP (A)                                      AT CLOSE OF PERIOD (B)
                                   ---------------------------        COSTS          ----------------------------------------
                                    LAND AND       BUILDINGS       CAPITALIZED       LAND AND       BUILDINGS
                                    LEASEHOLD        AND          SUBSEQUENT TO     LEASEHOLD          AND
                    ENCUMBRANCE     INTEREST      IMPROVEMENTS   TO ACQUISITION      INTEREST      IMPROVEMENTS     TOTAL (E)
                    -----------    -----------    ------------   --------------     ----------     ------------   -----------
APARTMENT
 BUILDINGS:
 Webster,
  Texas. . . . .   $  5,267,921        470,507       6,113,536          615,541        470,507        6,729,077     7,199,584
 Houston,
  Texas
  (Scotland
  Yard-
  Phase I) . . .     10,800,673      1,076,225       7,455,923        1,017,159      1,076,225        8,473,082     9,549,307
 Houston,
  Texas
  (Scotland
  Yard-
  Phase II). . .     11,047,246      1,008,600       8,192,059          784,578      1,008,600        8,976,637     9,985,237
OFFICE
 BUILDINGS:
 New York,
  New York
  (767 Third
  Avenue)(D) . .     40,486,531     10,252,897      59,515,887        7,764,694     10,252,897       67,280,581    77,533,478
 Cambridge,
  Massachu-
  setts (D). . .     34,297,991         (C)         27,114,515       10,884,298         (C)          37,998,813    37,998,813
SHOPPING
 MALL:
 Memphis,
  Tennessee
  (D). . . . . .     41,082,940      3,608,935      39,870,758       11,903,135      3,619,782       51,763,046    55,382,828
                   ------------     ----------     -----------       ----------     ----------      -----------   -----------
    Total. . . .   $142,983,302     16,417,164     148,262,678       32,969,405     16,428,011      181,221,236   197,649,247
                   ============     ==========     ===========       ==========     ==========      ===========   ===========

                                                                                                 SCHEDULE III - CONTINUED
                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                    (A LIMITED PARTNERSHIP)
                                                   AND CONSOLIDATED VENTURES

                                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       DECEMBER 31, 1994

                                                                                             LIFE ON WHICH
                                                                                             DEPRECIATION
                                                                                              IN LATEST
                                                                                             STATEMENT OF          1994
                                   ACCUMULATED               DATE OF          DATE            OPERATION        REAL ESTATE
                                  DEPRECIATION(F)         CONSTRUCTION      ACQUIRED         IS COMPUTED          TAXES
                                 ----------------         ------------     ----------      ---------------     -----------
APARTMENT BUILDINGS:
 Webster, Texas. . . . . . . .        $ 3,305,872             1980            7/31/81           5-30 years         171,778
 Houston, Texas
  (Scotland Yard-
  Phase I) . . . . . . . . . .          3,969,808             1981            4/15/81           5-30 years         305,888
 Houston, Texas
  (Scotland Yard-
  Phase II). . . . . . . . . .          4,033,370             1982            6/28/82           5-30 years         282,047
OFFICE BUILDINGS:
 New York, New York
  (767 Third Avenue)
  (D). . . . . . . . . . . . .         30,399,735             1981            9/30/81           5-30 years       2,114,974
 Cambridge, Massachusetts
  (D). . . . . . . . . . . . .         14,621,437             1983           10/22/81           5-30 years         977,605
SHOPPING MALL:
 Memphis,
  Tennessee (D). . . . . . . .         19,097,888             1981             8/3/81           5-30 years       1,407,232
                                      -----------                                                                ---------

    Total. . . . . . . . . . .        $75,428,110                                                                5,259,524
                                      ===========                                                                =========

------------------
          (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
          (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was approximately $168,822,092.
          (C)  Property operated under ground lease; see Note 8(b).
          (D)  Properties owned and operated by joint ventures; see Note 3.

                                                                                              SCHEDULE III - CONTINUED
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1994

(E)  Reconciliation of real estate owned:

                                                                       1994               1993                1992
                                                                   ------------       ------------       ------------
       Balance at beginning of period. . . . . . . . . . . .       $212,017,190        213,213,361        244,464,720
       Additions during period . . . . . . . . . . . . . . .          4,338,481          5,280,587          4,116,368
       Dispositions during period. . . . . . . . . . . . . .        (18,706,424)        (6,476,758)       (35,367,727)
                                                                   ------------       ------------       ------------

       Balance at end of period. . . . . . . . . . . . . . .       $197,649,247        212,017,190        213,213,361
                                                                   ============       ============       ============

      (F)   Reconciliation of accumulated depreciation:

       Balance at beginning of period. . . . . . . . . . . .       $ 72,509,329         68,282,112         73,688,543
       Depreciation expense. . . . . . . . . . . . . . . . .          8,518,226          6,750,315          6,963,918
       Reductions during period. . . . . . . . . . . . . . .         (5,599,445)        (2,523,098)       (12,370,349)
                                                                   ------------       ------------       ------------

       Balance at end of period. . . . . . . . . . . . . . .       $ 75,428,110         72,509,329         68,282,112
                                                                   ============       ============       ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1994 and 1993.


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

     The names, positions held and length of service therein of each director, executive officer and certain officers of the Corporate General Partner are as follows:
                                                                     SERVED IN
      NAME                         OFFICE                           OFFICE SINCE
      ----                         ------                           ------------

      Judd D. Malkin               Chairman                         5/03/71
                                   Director                         5/03/71
      Neil G. Bluhm                President                        5/03/71
                                   Director                         5/03/71
      Burton E. Glazov             Director                         7/01/71
      Stuart C. Nathan             Executive Vice President         5/08/79
                                   Director                         3/14/73
      A. Lee Sacks                 Director                         5/09/88
      John G. Schreiber            Director                         3/14/73
      H. Rigel Barber              Executive Vice President         1/02/87
                                   Chief Executive Officer          8/01/93
      Glenn E. Emig                Executive Vice President         1/01/93
                                   Chief Operating Officer          1/01/95
      Jeffrey R. Rosenthal         Managing Director-Corporate      4/22/91
                                   Chief Financial Officer          8/01/93
      Douglas H. Cameron           Executive Vice President         1/01/95
      Gary Nickele                 Executive Vice President         1/01/92
                                   and General Counsel              2/27/84
      Gailen J. Hull               Senior Vice President            6/01/88
      Ira J. Schulman              Executive Vice President         6/01/88
      Howard Kogen                 Senior Vice President            1/02/86
                                   Treasurer                        1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-
XVII), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the Corporate General Partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investment business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) has been associated with JMB since April, 1977. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets - Property Sales from June 1990. He holds a Masters degree in Business Administration from the University of Southern California.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.
ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Compensation and Fees" at pages 6-9, "Cash Distributions" at pages 117-119, "Allocation of Profits or Losses for Tax Purposes" at page 117 and "Distributions and Compensations; Allocations of Profits and Losses" at pages A-5 to A-10 of the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-10494) dated March 19, 1993. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1994, 1993, and 1992, no cash distributions were paid to the General Partners. In 1991, the General Partners deferred distributions of $7,161 and management fees of $11,936.

     JMB Properties Company, (which had been an affiliate of the Corporate General Partner until it was sold to an unaffiliated third party in December 1994 (see Note 6)), provided property management services to the Partnership through November 1994 for the El Dorado View Apartments in Webster, Texas, Scotland Yard - Phase I and Scotland Yard-Phase II in Houston, Texas. Fees were calculated at 5% of gross income for the apartment complexes. Such affiliate earned property management fees amounting to $255,865 in 1994, all of which were paid at December 31, 1994. In May 1994, JMB Retail Properties, Co., an affiliate of the General Partners, assumed property management and leasing services at the Mall of Memphis from an affiliate of the venture partner. Such affiliate earned property management fees amounting to $125,945 in 1994 of which $40,194 were unpaid at December 31, 1994. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1994 aggregating $32,821 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1994, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $181,955. Cumulative amounts unpaid at December 31, 1994 were $69,635.

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

     (b)  The Corporate General Partner and its officers and directors own the following Interests of the Partnership:

                                      NAME OF                                   AMOUNT AND NATURE
                                     BENEFICIAL                                    OF BENEFICIAL                        PERCENT
TITLE OF CLASS                         OWNER                                        OWNERSHIP                           OF CLASS
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

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General Partners, the executive officers and directors of the Corporate General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such persons are also required by SEC rules to furnish the Partnership with copies of all
Section 16(a) forms they file. Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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


                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements (See Index to Financial Statements filed with this annual report).

          (2)        Exhibits.

               3-A.* The Prospectus of the Partnership dated May 8, 1981, as supplemented on July 27, 1981, October 9, 1981, November 5, 1981, December 10, 1981, February 19, 1982 and April 23, 1982, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Pages 6-14, 117-119, A-5 to A-10 and A-12 to A-17 are hereby incorporated herein by reference.

               3-B.* Amended and Restated Agreement of Limited Partnership
                     set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference.

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

               4-D.* Fourth mortgage loan document secured by the Riverfront
                     Office Building in Cambridge, Massachusetts is hereby incorporated herein by reference.

               4-E Deed of trust note document dated March 31, 1993 secured by the Mall of Memphis in Memphis, Tennessee is hereby incorporated by reference.

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

               21.   List of Subsidiaries.

               24.   Powers of Attorney

               27.   Financial Data Schedule

               99-A. The Partnership's Report on Form 8-K (File No. 0-10494)
                     dated December 23, 1994 describing the December 12, 1994 disposition of the 824 Market Street Office Building and exhibit thereto are hereby incorporated herein by reference.
               _____________

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


     (b) The following on Form 8-K was filed since the beginning of the last quarter of the period covered by this report:

               The Partnership's Report on Form 8-K (File No. 0-10494) dated December 23, 1994 describing the December 12, 1994 disposition of the 824 Market Street Office Building and exhibit thereto are hereby incorporated herein by reference.

     No annual report or proxy material for the fiscal year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                    By:     JMB Realty Corporation
                            Corporate General Partner


                            GAILEN J. HULL
                    By:     Gailen J. Hull
                            Senior Vice President
                    Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By:     JMB Realty Corporation
                            Corporate General Partner

                            JUDD D. MALKIN*
                    By:     Judd D. Malkin, Chairman and Director
                    Date:   March 27, 1995

                            NEIL G. BLUHM*
                    By:     Neil G. Bluhm, President and Director
                    Date:   March 27, 1995

                            H. RIGEL BARBER*
                    By:     H. Rigel Barber, Chief Executive Officer
                    Date:   March 27, 1995

                            GLENN E. EMIG*
                    By:     Glenn E. Emig, Chief Operating Officer
                    Date:   March 27, 1995

                            JEFFREY R. ROSENTHAL*
                    By:     Jeffrey R. Rosenthal, Chief Financial Officer
                            Principal Financial Officer
                    Date:   March 27, 1995


                            GAILEN J. HULL
                    By:     Gailen J. Hull, Senior Vice President
                            Principal Accounting Officer
                    Date:   March 27, 1995

                            A. LEE SACKS*
                    By:     A. Lee Sacks, Director
                    Date:   March 27, 1995

                            STUART C. NATHAN*
                    By:     Stuart C. Nathan, Executive Vice President
                              and Director
                    Date:   March 27, 1995

                    *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                            GAILEN J. HULL
                    By:     Gailen J. Hull, Attorney-in-Fact
                    Date:   March 27, 1995

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

4-A.         Mortgage loan documents secured
             by the 767 Third Avenue
             Office Building                               Yes

4-B.         Mortgage loan documents secured
             by the Mall of Memphis                        Yes

4-C.         First through third mortgage
             loan documents secured by the
             Riverfront Office Building                    Yes

4-D.         Fourth mortgage loan document
             secured by the Riverfront
             Office Building                               Yes

4-E.         Deed of trust note dated
             March 31, 1993 secured by the
             Mall of Memphis                               Yes

10-A.        Acquisition documents related
             to the 767 Third Avenue
             Office Building                               Yes

10-B.        Acquisition documents related
             to the Mall of Memphis                        Yes

10-C.        Acquisition documents related
             to the Riverfront Office Building             Yes

21.          List of Subsidiaries                           No

24.          Powers of Attorney                             No

27.          Financial Data Schedule                        No

99-A.        Form 8-K for December 12, 1994                Yes