Form 10-Q
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1995-05-15
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended March 31, 1995     Commission file number 0-10494



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
Yes   X    No

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     17




PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     23

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     24



PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  2,086,309        2,102,788
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .            448,591        1,392,755
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,344,841 and $1,627,151 at
    March 31, 1995 and December 31, 1994, respectively). . . . . . . . . . . . . .          1,571,278        1,337,171
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,271,182        1,298,981
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,226,482        1,231,494
                                                                                         ------------      -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          6,603,842        7,363,189
                                                                                         ------------      -----------

Mortgage notes receivable (net of reserve for
 uncollectibility of $527,774, note 5(a)). . . . . . . . . . . . . . . . . . . . .          2,067,695        2,067,695
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . .         16,428,011       16,428,011
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        181,663,802      181,221,236
                                                                                         ------------      -----------
                                                                                          198,091,813      197,649,247
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .         77,022,419       75,428,110
                                                                                         ------------      -----------
        Total investment properties, net
          of accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .        121,069,394      122,221,137
Investment in unconsolidated ventures,
  at equity (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            428,957          479,811
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,595,527        4,806,743
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,642,353        3,520,761
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . .         11,040,368       10,890,573
                                                                                         ------------      -----------
                                                                                         $149,448,136      151,349,909
                                                                                         ============      ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt
    (notes 3(c), 3(d) and 3(f)). . . . . . . . . . . . . . . . . . . . . . . . . .       $ 61,916,049       34,720,167
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,305,550        1,490,437
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            481,485          640,109
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,495,564        8,266,609
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            863,118        1,475,804
                                                                                         ------------      -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         73,061,766       46,593,126
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            141,880          145,221
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .         81,035,417      108,263,135
                                                                                         ------------      -----------
Commitments and contingencies (notes 1, 3, 4, 5, 6 and 7)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        154,239,063      155,001,482
Deferred gain on sale of investment property
  (note 5(a)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,067,695        2,067,695
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          4,347,342        4,751,737
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,340,034)     (12,310,636)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (1,116,446)      (1,116,446)
                                                                                         ------------      -----------
                                                                                          (13,455,480)     (13,426,082)
                                                                                         ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        121,935,233      121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (74,617,742)     (73,912,181)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (45,067,975)     (45,067,975)
                                                                                         ------------      -----------
                                                                                            2,249,516        2,955,077
                                                                                         ------------      -----------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .        (11,205,964)     (10,471,005)
                                                                                         ------------      -----------
                                                                                         $149,448,136      151,349,909
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 8,737,707         9,194,852
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,930            45,166
                                                                                           -----------       -----------
                                                                                             8,774,637         9,240,018
                                                                                           -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,933,323         4,626,158
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,594,309         1,673,436
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,081,413         4,657,611
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          85,100            65,210
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         246,969           321,386
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          71,818            22,124
                                                                                           -----------       -----------
                                                                                            10,012,932        11,365,925
                                                                                           -----------       -----------
        Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,238,295         2,125,907

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .          50,854           121,761
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (554,190)         (684,651)
                                                                                           -----------       -----------
        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   734,959         1,563,017
                                                                                           ===========       ===========
        Net loss per limited partnership
         interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      5.13             10.92
                                                                                           ===========       ===========
        Cash distributions per limited
          partnership interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     --                --
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (734,959)       (1,563,017)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,594,309         1,673,436
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         246,969           327,386
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . .          69,720           256,987
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          50,854           121,761
    Venture partner's share of venture's operations. . . . . . . . . . . . . . . . . .        (554,190)         (684,651)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (234,107)          204,308
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,799           114,484
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,012           114,707
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (121,592)         (101,135)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (184,887)          201,007
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (158,624)         (114,452)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         228,955           943,456
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (612,686)         (471,106)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,341)          (31,261)
                                                                                          ------------       -----------
        Net cash provided by (used in) operating activities. . . . . . . . . . . . . .        (380,768)          991,910
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . .         944,164            81,013
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (442,566)       (1,002,827)
  Partnership's contributions to unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              (63,429)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (35,753)         (401,195)
                                                                                          ------------       -----------
        Net cash provided by (used in) investing activities. . . . . . . . . . . . . .         465,845        (1,386,438)
                                                                                          ------------       -----------

                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (101,556)          (98,734)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . .           --              176,000
                                                                                          ------------       -----------
          Net cash provided by (used in) financing activities. . . . . . . . . . . . .        (101,556)           77,266
                                                                                          ------------       -----------
          Net decrease in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16,479)         (317,262)

          Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .       2,102,788         2,312,541
                                                                                          ------------       -----------

          Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .    $  2,086,309         1,995,279
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  3,634,648         3,425,715
                                                                                          ============       ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .    $      --                --
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and the following of its ventures (see note 4), Mall of Memphis Associates ("Mall of Memphis"), 767 Third Avenue Associates ("767 Third Avenue"), Riverfront Office Park Joint Venture ("Riverfront") and Excelsior Associates, LP ("824 Market Street") (property transferred to lender in December 1994, see note 3(c)). The effect of all transactions between the Partnership and the ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/National City"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City.

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
                                    1995                        1994
                         -----------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net loss . . . . . . .    $734,959     1,332,748      1,563,017    1,829,427
Net loss per
 limited
 partnership
 interest. . . . . . .    $   5.13          9.31          10.92        12.78
                          ========     =========     ==========    =========

     The net loss per limited partnership interest ("Interest") is based upon the Limited Partnership Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


such amounts held with original maturities of three months or less ($1,165,767 and $1,932,366 at March 31, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.


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

     (b)  767 Third Avenue Office Building

     During 1991 and 1992, the leases for approximately 67% of the space at the 767 Third Avenue office building located in New York, New York expired (substantially all of which have been released as of March 1995 but at lower effective rents). In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue venture obtained from the existing lender, in May 1992, a replacement mortgage loan which matures in May 1998 and bears a substantially lower interest rate (10%) than the original loan (12-3/8%). In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account for future leasing costs and debt service shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the venture was allowed to reduce the required escrow contributions by approximately $2,600,000 to reflect that certain leasing costs (described above) had already been incurred. 767 Third Avenue had been reserving the property's cash flow beginning with the second quarter of 1990; however, such amounts were less than the net required reserve. The Partnership's venture partner loaned $5,000,000 to the venture in order to fund the net escrow reserve account. In 1993, the reserve account was depleted and the venture (by way of partner contributions) continues to fund required leasing costs and debt service shortfalls. The loan funded by the Partnership's venture partner earns interest at an adjustable rate (approximately 10.5% at March 31, 1995) and provides for repayment of principal and interest out of the available cash flow from property operations and sale or refinancing proceeds. In June 1993, the Partnership purchased a 50% interest in the venture partner's loan including the related accrued interest.
Accordingly, the Partnership's 50% interest in the principal portion of the loan ($2,500,000) and the related interest has been eliminated in the consolidated financial statements. In conjunction with the agreement with the venture partner to loan the amounts necessary to fund the escrow account, because the Partnership did not purchase its share of the $5,000,000 loan by December 31, 1992, the Partnership's preferential return was removed from the calculation of the allocation of venture sale or refinancing proceeds. In addition, during 1994, the venture partner approached the Partnership regarding purchasing the Partnership's 50% interest in 767 Third Avenue; however, upon review of the proposed terms, the Partnership did not believe the offer to be in its best interest and the offer was rejected.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  824 Market Street Office Building

     Occupancy had risen to 56% during 1994. The 824 Market Street venture was aggressively seeking replacement tenants for the vacant space; however, competition had risen significantly due to new office building development in the area over the last few years and to the contraction of tenants in the financial services industry, resulting in lower effective rental rates.

In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the first mortgage note. Such negotiations were unsuccessful and the venture received notice of default. The first mortgage lender commenced proceedings to realize upon its security and was the successful bidder at the foreclosure sale held in October 1994. The deed was conveyed to the first mortgage lender on December 12, 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 of $3,689,195 and $6,805,134 for financial reporting and Federal income tax purposes, respectively, with no corresponding distributable proceeds.

     (d)  Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. As of the date of this report, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs, the extent of which are being negotiated with the lender but which are not expected to exceed the holdback amount. As a result of a reduction in effective rental rates upon the releasing of vacant space, the property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At March 31, 1995, the February 1993 through March 1995 scheduled debt service payments are delinquent by approximately $7,343,000. Accordingly, the loan balance of approximately $34,298,000 has been reflected as a current liability in the consolidated financial statements at March 31, 1995 and December 31, 1994, respectively. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. In this regard, the joint venture has entered into a non-binding letter of intent with the existing lender for a restructure of its mortgage loans. The proposed terms of the loan restructure would retroactively reduce the interest rate payable on the loans and reduce the term of the loan from its present maturity date of September 2018 to December 2007. The loans (which currently bear interest at rates ranging from 10% to 14% per annum) would bear interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, the lender is entitled to earn a minimum internal rate of return of 10.5% per annum calculated over the restructured loan term. The proposed loan restructure would also require that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for operating shortfalls and costs associated with additional leasing as approved by the lender. There can be no assurances that any restructure will be obtained. In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At March 31, 1995, the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


total amount of ground lease payments in arrears is approximately $388,000.

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

     (e)  Mall of Memphis

      In March 1993, the Mall of Memphis venture finalized additional financing from the existing mortgage lender to repay renovation costs funded by the venture. The venture received additional financing of a $7,600,000 ten year loan at a rate of 10%. The Partnership's share of the funding was $4,719,095 (net of closing costs), of which $1,000,000 was required to be deposited in an escrow account as security against any currently undiscovered environmental issues. In addition, a portion of these funds were used to purchase the Partnership's share of a loan funded by the Partnership's venture partner in the 767 Third Avenue venture, as further discussed in note 3(b). The remaining funds may be used to fund current and future Partnership obligations. The venture would have been entitled to additional proceeds of $2,025,000 if the property had achieved certain occupancy levels and debt coverage ratios by September 30, 1994; however, the venture did not qualify for such additional proceeds as leasing did not achieve budgeted goals. In May, 1994, an affiliate of the General Partners assumed property management and leasing services.
Property management fees are calculated as 3% of base rent (as defined) and leasing commissions are calculated at a rate, which approximates market, based on the terms of the related lease. In addition, the venture partner has approached the Partnership regarding selling its 36.94% interest in the Mall of Memphis to the Partnership; however, there can be no assurances that such transaction will be consummated.

     (f)  Refinancings

     In December 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire in full satisfaction, at an aggregate discount, the previously modified existing long-term mortgage notes secured by the Scotland Yard - Phase I and II, South Point and El Dorado View apartment complexes. The Partnership sold the South Point Apartments in July 1993. Commencing April 1, 1992, the loans provide for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a fiscal year (all as defined) exceed a base amount. For the fiscal years 1994, 1993 and 1992, contingent interest was approximately $257,000, $293,000 and $281,000, respectively. As of March 31, 1995, the Partnership has recorded additional interest expense of approximately $75,000 based on an estimate of the contingent interest due for fiscal year 1995. In the event that these properties are sold before the maturity date of the loan, the lender is entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65%

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of the sale proceeds or ten times the highest contingent interest amount in any of the three full fiscal years preceding the sale (all as defined).
The lender has the right (with 120 days prior notification) to call the remaining loans at any time after January 1, 1996. In this regard, the Partnership is currently marketing the Scotland Yard Phase I and II and the El Dorado View apartment complexes for sale. If the Partnership is unsuccessful in selling the properties prior to January 1, 1996 and the lender exercises its right to call the loans, the Partnership expects that it would be able to fully refinance such properties within the required 120 day notification period. Only if the Partnership was unsuccessful in negotiating a sale or refinancing within such period would title to the properties be transferred to the lender in full satisfaction of the loans. In such event, the Partnership would recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The lender required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the sale proceeds from South Point Apartments to be added to the escrow account. As of March 31, 1995, the Partnership has been reimbursed from the escrow account approximately $959,000 for capital improvements at the above-referenced apartment complexes. Finally, the modification provides for the lender to participate in the net proceeds from the sale or refinancing of the properties in the form of additional contingent interest. The Partnership has recorded an accrual for such participation of $3,675,560 and $3,605,840 as deferred accrued interest included in the balance of such debt in the accompanying consolidated financial statements at March 31, 1995 and December 31, 1994, respectively. Due to the rights of the lender as described above, the Partnership has classified the loans (with an outstanding balance of $27,185,444) as current liabilities in the accompanying consolidated balance sheet at March 31, 1995.

(4)  VENTURE AGREEMENTS

     (a) General

     The Partnership at March 31, 1995 is a party to four operating joint venture agreements. In general, the Partnership's venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently, admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% per annum to 11-7/8% per annum until the scheduled maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5% per annum. The loan will be amortized over 22 years with a balloon payment due at maturity on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. The fee was applied to accrued interest and the prepayment penalty of $580,586 based on the outstanding mortgage balance at the time of refinancing, with the balance of $238,215 refunded to Carlyle/National City in 1994. In addition, the lender required an escrow account of $612,000 to be established at the inception of the refinancing for future tenant improvement costs at the property. The lender also requires the tenant costs related to a major tenant (Baker & Hostetler) lease to be escrowed. The venture is required to escrow approximately $313,000 per year from 1994 through 1996 and approximately $236,000 per year in 1997 and 1998. Release of the escrowed funds requires lender approval (as defined).


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

The two promissory notes of $3,000,000 and $750,000 bear interest at various rates and are due in April 1996. Beginning in 1991, the Partnership has not received the scheduled interest payments of $15,000 on the $750,000 note and as of the date of this report, the Partnership has not received the 1995, 1994 or 1993 scheduled interest payment of $60,000 on the $3,000,000 note. Collection of all past due and future amounts from these notes are considered unlikely; however, the Partnership is evaluating all of its legal options, including the possibility of a substantial discounted payment. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve was established at September 30, 1993 to reduce the mortgage notes receivable balance to an amount not to exceed the related deferred gain on sale.

     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of accounting. The interest received in 1992, 1991 and 1990 ($60,000, $60,000 and $37,500, respectively) was applied against the outstanding principal balance. No profit has been recognized in 1995, 1994, 1993, 1992 or 1991.


(6)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its managements contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser or its affiliates.
The successor to the affiliated property manager's assets is acting as the property manager of Scotland Yard Phase I & II Apartments, El Dorado View Apartments and Carlyle/National City Center after the sale on the same terms that existed prior to the sale.

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 were as follows:

                                                                     Unpaid at
                                                                     March 31,
                                           1995         1994           1995
                                         -------       ------      -------------
Property management
 and leasing fees. . . . . . . . .       $82,870       68,607          10,545
Management fees to
 corporate general
 partner . . . . . . . . . . . . .          --          --             11,936
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . . . . . .         3,222        4,397              73
                                         -------       ------          ------

                                         $86,092       73,004          22,554
                                         =======       ======          ======

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the Partnership's investment properties. Such costs aggregated $24,989 for the three months ended March 31, 1995 and $125,655 for fiscal 1994, all of which has been paid as of March 31, 1995.

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


(8)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references herein to "Notes" are to Notes to Consolidated Financial Statements filed with this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,086,000. Such funds and short-term investments of approximately $449,000 are available for future distributions to partners and for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the 767 Third Avenue office building, the Scotland Yard - Phase I and II apartment complexes and the National City Center office building. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $3,532,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $2,446,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Certain of the Partnership's investment properties and properties in which the Partnership has a security interest currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions will contribute to the anticipated net cash flow deficits described above. The sources of capital for such items and for both short-term and long-term future liquidity and distributions to partners are expected to be from net cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership does not consider the mortgage notes receivable arising from the previous sale of the Partnership's investment property to be a source of future liquidity as collection of any past due or future payments on the Partnership's notes is considered unlikely. Reference is made to Note 5(a). The Partnership's and its Ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

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

     The lender of the long-term mortgage notes secured by the Scotland Yard-Phase I and II, South Point, and El Dorado View apartment complexes required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the proceeds from the 1993 sale of the South Point Apartments to be added to the escrow account. As of March 31, 1995, the Partnership has been reimbursed from the escrow account approximately $959,000 for capital improvements at the above-referenced apartment complexes. Additionally, the lender has the right to call the remaining loans at any time after January 1, 1996. In this regard, the Partnership is currently marketing the Scotland Yard Phase I and II and the El Dorado View apartment complexes for sale. If the lender exercises its right to call the loans and the Partnership is unsuccessful in selling or refinancing the properties prior to the expiration of the notification period, the Partnership would assign title to the properties to the lender in satisfaction of the loans and recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Reference is made to Note 3(f).

     767 Third Avenue Office Building

     Occupancy at the property is 92% at March 31, 1995, up from 89% at December 31, 1994. The 767 Third Avenue venture is aggressively marketing the vacant space. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     During 1992 and 1991, the leases for approximately 67% of the space at the 767 Third Avenue office building expired (substantially all of which have been released as of March 1995 but at lower effective rents). During the first quarter of 1994, a tenant vacated a portion of its space (approximately 6,450 square feet or 2% of the building's leasable space) prior to its lease expiration of January 1997. The venture reached an agreement with the tenant whereby the lease obligation was terminated in return for a $800,000 payment to the venture. This space was subsequently released to a new tenant. Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in lower effective rental rates (contract rates less the amortization of tenant improvements and free rent concessions). The adverse market conditions and the negative impact of effective rental rates are expected to continue over the next few years. While this building is in a premier location, it has been adversely impacted by the lower effective rental rates on leasing and by releasing costs. In order to reduce debt service payments during the tenant turnover period, the 767 Third Avenue joint venture obtained from the existing lender, in May 1992, a replacement mortgage loan bearing a substantially lower interest rate than the original loan. In connection with the replacement mortgage loan, 767 Third Avenue was required to fund $8,000,000 into an escrow account in order to fund any future leasing costs and debt shortfalls resulting from anticipated tenant turnover. At the inception of the escrow agreement, the joint venture was allowed to reduce the required reserve contributions by approximately $2,600,000 to reflect certain leasing costs that had already been incurred. The Partnership's joint venture partner loaned $5,000,000 to the joint venture in order to fund the net escrow reserve account. The Partnership purchased a 50% interest in this loan in June 1993. Reference is made to Note 3(b). In 1993, the reserve account was depleted and the venture (by way of partner contributions) continues to fund required leasing costs and debt service shortfalls. During 1994, the joint venture partner approached the Partnership regarding purchasing the Partnership's 50% interest in 767 Third Avenue. However, upon review of the proposed terms, the Partnership did not believe the offer to be in its best interest and the offer was rejected.

     824 Market Street

     Occupancy had risen to 56% during 1994. The 824 Market Street venture was aggressively seeking replacement tenants for the vacant space; however, competition had risen significantly due to new office building development in the area over the last few years and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments during the tenant turnover period, the venture had negotiated with the first mortgage lender for a possible modification to the first mortgage note. Such negotiations were unsuccessful and the venture received notice of default. The first mortgage lender commenced proceedings to realize upon its security and was the successful bidder at the foreclosure sale held in October. The deed was conveyed to the first mortgage lender on December 12, 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 of $3,689,195 and $6,805,134 for financial reporting and Federal income tax purposes, respectively, with no corresponding distributable proceeds. Reference is made to Note 3(c).

     Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. As of the date of this report, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs the extent of which are being negotiated with the lender but are not expected to exceed the holdback amount. As a result of a reduction in effective rental rates upon the releasing of vacant space, the property began operating at a deficit in 1992 and, as a result, debt service payments since July 1992 were made on a delayed basis. At March 31, 1995, the February 1993 through March 1995 scheduled debt service payments are delinquent by approximately $7,343,000. Accordingly, the loan balance of approximately $34,298,000 has been reflected as a current liability in the consolidated financial statements at March 31, 1995 and December 31, 1994, respectively. In order to reduce debt service payments, the joint venture has initiated discussions with the lender to negotiate possible modifications to the mortgage notes. In this regard, the joint venture has entered into a non-binding letter of intent with the existing lender for a restructure of its mortgage loans. The proposed terms of the loan restructure would retroactively reduce the interest rate payable on the loans and reduce the term of the loan from its present maturity date of September 2018 to December 2007. The loans (which currently bear interest at rates ranging from 10% to 14% per annum) would bear interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, the lender is entitled to earn a minimum internal rate of return of 10.5% per annum calculated over the restructured loan term. The proposed loan restructure would also require that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for operating shortfalls and costs associated with additional leasing as approved by the lender. In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At March 31, 1995, the total amount of ground lease payments in arrears is approximately $388,000. In this regard, the proposed loan restructure discussed above would provide for the waiver of any and all ground lease payments since the first missed payment in February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. The proposed loan restructure also provides that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but in a reduced amount (as defined). There can be no assurances that the restructure will be obtained. If the joint venture is unable to secure any modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Reference is made to Note 3(d).

     Mall of Memphis

     Although occupancy had been increasing, in order for the Mall of Memphis to maintain its competitive position in the marketplace, the Mall of Memphis venture completed a mall renovation in 1991. The renovation costs had been funded by the venture until additional financing was in place. The Partnership contributed approximately $2,252,000 in addition to foregoing their share of 1990 and a portion of the 1991 distributable cash flow from the property to cover their portion of the renovation costs. In March 1993, the venture finalized additional financing of a $7,600,000 ten year loan at a rate of 10%. The Partnership's share of the funding in 1993 was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues. The venture would have been entitled to additional proceeds of $2,025,000 if the property had achieved certain occupancy levels and debt coverage ratios by September 30, 1994; however, the venture did not qualify for such additional proceeds as leasing did not achieve budgeted goals. In May, 1994, an affiliate of the General Partners assumed property management and leasing services. Property management fees are calculated as 3% of base rent (as defined) and leasing commissions are calculated at a rate, which approximates market, based on the terms of the related lease. Reference is made to Note 3(e). In addition, the venture partner has approached the Partnership regarding selling its 36.94% interest in the Mall of Memphis to the Partnership; however, there can be no assurances that such transaction will be consummated.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining assets, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments at March 31, 1995 as compared to December 31, 1994 is due primarily to the Partnership funding $472,000 for operating deficits at 767 Third Avenue and capital improvement projects at Scotland Yard I & II.

     The increase in rents and other receivables at March 31, 1995 as compared to December 31, 1994 is primarily due to an increase in expense recoveries receivable from tenants at the Mall of Memphis.

     The increase in building and improvements at March 31, 1995 as compared to December 31, 1994 is primarily due to capitalization of tenant leasehold improvement costs at 767 Third Avenue office building and capital improvement projects at the Scotland Yard I & II apartment complexes.

     The increase in accrued rents receivable at March 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership accruing rental income for certain major tenant leases at certain investment properties over the full period of occupancy rather than as due per the terms of their respective leases.

     The increase in venture partners' deficit in venture at March 31, 1995 as compared to December 31, 1994 is primarily due to operations at the Mall of Memphis and the Riverfront office building.

     The increase in the current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at March 31, 1995 as compared to December 31, 1994 is due to the debt at Scotland Yard I, Scotland Yard II and El Dorado View apartments being reclassified to current, as further discussed in Note 3(f).

     The decrease in accounts payable at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain recoverable operating expenses at certain of the Partnership's investment properties.

     The decrease in unearned rents at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of rental income at certain of the Partnership's investment properties.

     The increase in accrued interest at March 31, 1995 as compared to December 31, 1994 is primarily due to interest accruals associated with the non-recourse mortgage loan secured by the Riverfront office building. The Partnership is delinquent in debt service payments the Riverfront office building, as more fully described in Note 3(d).

     The decrease in accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of real estate taxes at certain of the Partnership's investment properties.

     The decrease in venture partners' subordinated equity in ventures at March 31, 1995 as compared to December 31, 1994 is primarily due to operations at the 767 Third Avenue office building.

     The decrease in rental income, mortgage and other interest expense, depreciation, property operating expenses, amortization of deferred expenses and venture partners' share of venture operations for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due primarily to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in
Note 3(c).

     The decrease in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due primarily to a decrease in the average balance of U.S. government obligations in 1995 due to the Partnership's contributions to the operating deficits at 767 Third Avenue and capital improvement projects at the Scotland Yard I & II apartment complexes.

     The decrease in mortgage and other interest expense, depreciation, property operating expenses, amortization of deferred expenses and venture partners' share of venture operations for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in Note 3(c).

     The increase in general and administrative expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to an increase in salary and overhead cost reimbursements relating to the administration of the Partnership and operation of the Partnership's investment properties.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to lower mortgage interest expense at the Carlyle/National City investment property.

(Reference is made to Note 4(b)).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
1.  Scotland Yard Apartments
     -Phase II
     Houston, Texas. . . . . . . . .       92%         89%         95%         92%      93%
2.  824 Market Street
     Wilmington, Delaware. . . . . .       42%         56%         56%         N/A      N/A
3.  Mall of Memphis
     Memphis, Tennessee. . . . . . .       88%         85%         87%         85%      88%
4.  Riverfront Office
     Building
     Cambridge,
     Massachusetts . . . . . . . . .       89%         90%         91%         95%      95%
5. Scotland Yard Apartments
     -Phase I
     Houston, Texas. . . . . . . . .       92%         91%         92%         92%      93%
6. El Dorado View Apartments
     Houston, Texas. . . . . . . . .       93%         94%         93%         91%      94%
7. 767 Third Ave.
     Office Building
     New York, New York. . . . . . .       86%         87%         86%         89%      92%
8. National City Center
     Office Building
     Cleveland, Ohio . . . . . . . .       94%         94%         94%         94%      97%

- ---------------

   An "N/A" indicates that the Partnership's interest in the property was disposed and was not owned by the
Partnership at the end of the quarter.


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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995