Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1995-11-13
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended September 30, 1995     Commission file number 0-10494



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
Yes   X    No

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     17




PART II      OTHER INFORMATION


Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . . .     24

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     25

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     26



PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  3,975,999        2,102,788
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .            239,212        1,392,755
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,442,159 and $1,627,151 at
    September 30, 1995 and December 31, 1994, respectively). . . . . . . . . . . .            483,994        1,337,171
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,394,393        1,298,981
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,003,496        1,231,494
                                                                                         ------------      -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          7,097,094        7,363,189
                                                                                         ------------      -----------

Mortgage notes receivable (net of reserve for
 uncollectibility of $527,774, note 5(a)). . . . . . . . . . . . . . . . . . . . .          2,067,695        2,067,695
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . .         16,428,011       16,428,011
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        192,867,567      181,221,236
                                                                                         ------------      -----------
                                                                                          209,295,578      197,649,247
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .         80,472,867       75,428,110
                                                                                         ------------      -----------
        Total investment properties, net
          of accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .        128,822,711      122,221,137
Investment in unconsolidated venture,
  at equity (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            498,502          479,811
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,382,048        4,806,743
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,313,291        3,520,761
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . .          8,346,308       10,890,573
                                                                                         ------------      -----------
                                                                                         $154,527,649      151,349,909
                                                                                         ============      ===========
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                                 CONSOLIDATED BALANCE SHEETS

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
Current liabilities:
  Current portion of long-term debt
    (notes 3(d) and 3(f)). . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 62,592,450       34,720,167
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,385,070        1,368,672
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            457,140          640,109
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,068,398        8,266,609
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,280,580        1,475,804
  Due to affiliates (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . .            250,492          121,765
                                                                                         ------------      -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         76,034,130       46,593,126
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            373,142          145,221
Note payable (note 4(c)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,000,000            --
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .         80,801,278      108,263,135
                                                                                         ------------      -----------
Commitments and contingencies (notes 1, 3, 4, 5, 6 and 7)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        162,208,550      155,001,482
Deferred gain on sale of investment property (note 5(a)) . . . . . . . . . . . . .          2,067,695        2,067,695
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          4,238,325        4,751,737
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,000            1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,451,273)     (12,310,636)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (1,116,446)      (1,116,446)
                                                                                         ------------      -----------
                                                                                          (13,566,719)     (13,426,082)
                                                                                         ------------      -----------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        121,935,233      121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (77,287,460)     (73,912,181)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (45,067,975)     (45,067,975)
                                                                                         ------------      -----------
                                                                                             (420,202)       2,955,077
                                                                                         ------------      -----------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .        (13,986,921)     (10,471,005)
                                                                                         ------------      -----------
                                                                                         $154,527,649      151,349,909
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)
                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 9,918,707       8,470,405      26,473,172       25,936,545
  Interest income. . . . . . . . . . . . . . . . . . . .         43,710          36,503         132,933          125,961
                                                            -----------      ----------     -----------       ----------
                                                              9,962,417       8,506,908      26,606,105       26,062,506
                                                            -----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      4,474,623       5,206,719      12,667,812       14,776,110
  Depreciation . . . . . . . . . . . . . . . . . . . . .      1,791,293       1,717,347       5,044,757        5,152,036
  Property operating expenses. . . . . . . . . . . . . .      4,635,547       5,495,282      13,172,165       15,190,035
  Professional services. . . . . . . . . . . . . . . . .         23,327           5,578         191,894          158,702
  Amortization of deferred expenses. . . . . . . . . . .        247,839         236,555         742,698          713,438
  General and administrative . . . . . . . . . . . . . .        125,041          41,398         284,305          144,777
                                                            -----------      ----------     -----------       ----------
                                                             11,297,670      12,702,879      32,103,631       36,135,098
                                                            -----------      ----------     -----------       ----------
        Operating loss . . . . . . . . . . . . . . . . .     (1,335,253)     (4,195,971)     (5,497,526)     (10,072,592)

Partnership's share of operations of
  unconsolidated venture (note 1). . . . . . . . . . . .         13,521         (10,873)         18,691         (342,343)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .        289,137       1,110,722       1,962,919        2,864,771
                                                            -----------      ----------     -----------       ----------
        Net loss . . . . . . . . . . . . . . . . . . . .    $(1,032,595)     (3,096,122)     (3,515,916)      (7,550,164)
                                                            ===========      ==========     ===========       ==========
        Net loss per limited partnership
         interest. . . . . . . . . . . . . . . . . . . .    $     (7.21)         (21.62)         (24.55)          (52.73)
                                                            ===========      ==========     ===========       ==========
        Cash distributions per limited
          partnership interest . . . . . . . . . . . . .    $     --              --              --               --
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (3,515,916)       (7,550,164)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,044,757         5,152,036
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         742,698           713,438
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . .         723,000         1,956,758
    Partnership's share of operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,691)          342,343
    Venture partner's share of venture's operations. . . . . . . . . . . . . . . . . .      (1,962,919)       (2,864,771)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .         853,177         1,745,693
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (95,412)          332,694
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         227,998            (8,209)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         207,470          (231,844)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,771           990,758
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (182,969)         (137,097)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,801,789         2,965,726
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (195,224)          119,407
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (116,979)         (238,763)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         227,921           (38,201)
                                                                                          ------------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       3,769,471         3,249,804
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . .       1,153,543           440,958
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .      (2,164,308)       (3,301,553)
  Partnership's contributions to unconsolidated
    venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (159,518)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (318,003)         (587,895)
  Cash paid for venture partner's interest (note 4(c)) . . . . . . . . . . . . . . . .        (506,418)            --
                                                                                          ------------       -----------
        Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .      (1,835,186)       (3,608,008)
                                                                                          ------------       -----------

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (312,574)         (251,011)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . .         251,500           505,000
                                                                                          ------------       -----------
          Net cash provided by (used in) financing activities. . . . . . . . . . . . .         (61,074)          253,989
                                                                                          ------------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,873,211          (104,215)

          Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . .       2,102,788         2,312,541
                                                                                          ------------       -----------

          Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .    $  3,975,999         2,208,326
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:

  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $ 10,143,023         9,853,626
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Purchase of venture partner's interest (note 4(c)):
      Addition to basis in investment property . . . . . . . . . . . . . . . . . . . .    $  9,482,023             --
      Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,000,000)            --
      Increased in venture partner's deficit in venture. . . . . . . . . . . . . . . .      (3,742,272)            --
      Deferred management fee income . . . . . . . . . . . . . . . . . . . . . . . . .        (233,333)            --
                                                                                          ------------       -----------
          Cash paid for venture partner's interest in venture. . . . . . . . . . . . .    $    506,418             --
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

                            SEPTEMBER 30, 1995 AND 1994

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


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and the following of its ventures (see note 4), Mall of Memphis Associates ("Mall of Memphis") (note 4(c)), 767 Third Avenue Associates ("767 Third Avenue"), Riverfront Office Park Joint Venture ("Riverfront") and Excelsior Associates, LP ("824 Market Street") (the property owned by 824 Market Street was transferred to the lender in December 1994, see note 3(c)). The effect of all transactions between the Partnership and the ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/National City"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City.

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
                                    1995                        1994
                         -----------------------    -------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net loss . . . . . . .  $3,515,916     5,323,389      7,550,164    5,302,448
Net loss per
 limited
 partnership
 interest. . . . . . .  $    24.55         37.18          52.73        37.03
                        ==========     =========     ==========    =========

     The net loss per limited partnership interest ("Interest") is based upon the Limited Partnership Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($622,685 and $1,932,366 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report those assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

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

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not finalized its assessment of the full impact of adopting SFAS 121, it is likely that an additional provision for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures. Such provisions, including the Partnership's share of such unconsolidated venture provisions, are currently estimated to total approximately $8,500,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  LONG-TERM DEBT MODIFICATIONS AND REFINANCINGS

     (a)  General

     As described below, the Partnership is seeking or has received mortgage note modifications on certain properties. Upon expiration of such modifications, should the Partnership not seek or be unable to secure new financing or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. This would likely result in the Partnership no longer having an ownership (or security) interest in such properties. Such decisions will be made on a property-by-property basis and could result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     (b)  767 Third Avenue Office Building

     In May 1992, the 767 Third Avenue venture obtained from the existing lender a mortgage loan which replaced a previous loan with such lender. Such loan replacement matures in May 1998 and bears a substantially lower interest rate (10%) than the original loan (12-3/8%). In connection, therewith, 767 Third Avenue was required to fund approximately $5,400,000 into an escrow account for future leasing costs and debt service shortfalls resulting from anticipated tenant turnover. The Partnership's venture partner loaned $5,000,000 to the venture in order to supplement the venture's cash payment to fund the escrow reserve account. In 1993, the reserve account was depleted and the venture (by way of partner contributions) continues to fund required leasing costs and debt service shortfalls. The loan funded by the Partnership's venture partner earns interest at an adjustable rate (approximately 10.5% at September 30, 1995) and provides for repayment of principal and interest out of the available cash flow from property operations and sale or refinancing proceeds. In June 1993, the Partnership purchased a 50% interest in the venture partner's loan including the related accrued interest. Accordingly, the Partnership's 50% interest in the principal portion of the loan ($2,500,000) and the related interest has been eliminated in the consolidated financial statements.

     (c)  824 Market Street Office Building

     Competition had risen significantly for the 824 Market Street venture due to new office building development in the area over the last few years and to the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments, the venture had negotiated with the first mortgage lender for a possible modification to the first mortgage note. Such negotiations were unsuccessful and the first mortgage lender was the successful bidder at a foreclosure sale held in October 1994. The deed was conveyed to the first mortgage lender on December 12, 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 of $3,689,195 and $6,805,134 for financial reporting and Federal income tax purposes, respectively, with no corresponding distributable proceeds.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (d)  Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. As of the date of this report, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs, the extent of which are being negotiated with the lender but which are not expected to exceed the holdback amount. As a result of a reduction in effective rental rates, the property began operating at a deficit. In connection with the letter of intent discussed below, commencing January 1993, the lender has accepted payments of partial debt service based on the terms stipulated in such letter of intent. At September 30, 1995, the scheduled debt service payments are delinquent by approximately $8,000,000. Accordingly, the loan balance of approximately $34,298,000 has been reflected as a current liability in the consolidated financial statements at September 30, 1995 and December 31, 1994, respectively. In order to reduce debt service payments, the joint venture had initiated discussions with the lender to negotiate possible modifications to the mortgage notes. In this regard, the joint venture has entered into a non-binding letter of intent with the existing lender. The proposed terms of the loan restructure would retroactively reduce the interest rate payable on the loans and reduce the terms of the loans from their present maturity date of September 2018 to December 2007. The loans (which currently bear interest at rates ranging from 10% to 14% per annum) would bear interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, as participating interest, taking into account the annual interest payable as set forth above, the lender is entitled to earn a minimum internal rate of return of 10.5% per annum calculated over the restructured loan term. The proposed loan restructure would also require that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. There can be no assurances that any restructure will be obtained. In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At September 30, 1995, the total amount of ground lease payments in arrears is approximately $478,000. In this regard, the proposed loan restructure discussed above would provide for the deferral of any and all ground lease payments since the first missed payment in February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, the proposed loan restructure also provides that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but in a reduced amount (as defined). If the joint venture is unable to secure any modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (e)  Mall of Memphis

      In March 1993, the Mall of Memphis venture finalized additional financing from the existing mortgage lender to repay renovation costs funded by the venture. The venture received, in the form of a third mortgage loan, additional financing of $7,600,000 for ten years at a rate of 10% per annum. The Partnership's share of the funding was $4,719,095 (net of closing costs), of which $1,000,000 was required to be deposited in an escrow account as security against any currently undiscovered environmental issues. In addition, a portion of these funds were used to purchase the Partnership's share of a loan funded by the Partnership's venture partner in the 767 Third Avenue venture, as further discussed in note 3(b). The remaining funds may be used to fund current and future Partnership obligations. The venture would have been entitled to additional proceeds of $2,025,000 if the property had achieved certain occupancy levels and debt coverage ratios by September 30, 1994; however, the venture did not qualify for such additional proceeds as leasing did not achieve budgeted goals.

     (f)  Refinancings

     In December 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire the existing long-term mortgage notes secured by the Scotland Yard - Phase I and II, South Point and El Dorado View apartment complexes. The Partnership sold the South Point Apartments in July 1993. The loans provide for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a calendar year (all as defined) exceed a base amount. For 1994, contingent interest was approximately $257,000. As of September 30, 1995, the Partnership has recorded additional interest expense of approximately $213,000 based on an estimate of the contingent interest due for 1995. In the event that these properties are sold 90 days or earlier before the maturity date of the loan, the lender is entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full calendar years preceding the sale (all as defined). The lender is also entitled to additional contingent interest if such prepayment penalty, as calculated above, is less than certain internal rates of return (13.25%-14.00%) as defined in the note. The Partnership has recorded an accrual for such additional contingent interest of $4,328,840 and $3,605,840 as deferred accrued interest included in the balance of such debt in the accompanying consolidated financial statements at September 30, 1995 and December 31, 1994, respectively. The lender has the right (with 120 days prior notification) to call the remaining loans (at par) at any time after January 1, 1996. Although no such notification has been received as of the date of this report, the Partnership is currently marketing the Scotland Yard Phase I and II and the El Dorado View apartment complexes for sale. If the Partnership is unsuccessful in selling the properties prior to the lender exercising its right to call the loans, the Partnership expects that it would be able to fully refinance or sell such properties within the required 120 day notification period. However, there can be no assurances that the Partnership would be able to fully refinance or sell such properties within the required 120 day notification or at any other time. Only if the Partnership was unsuccessful in negotiating a sale or refinancing within such period would title to the properties be transferred to the lender in full satisfaction of the loans. In such event, the Partnership would recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The lender required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the sale proceeds from South Point Apartments to be added to the escrow account. As of June 30, 1995, the Partnership had fully depleted the escrow account. Due to the rights of the lender as described above, the Partnership has classified the loans, including accrued additional contingent interest, (with an outstanding balance of $27,838,840) as current liabilities in the accompanying consolidated balance sheet at September 30, 1995.


(4)  VENTURE AGREEMENTS

     (a) General

     The Partnership at September 30, 1995 is a party to three operating joint venture agreements. In general, the Partnership's venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In January 1994, the debt service payments under the existing mortgage for the National City Center Office Building increased from 9-5/8% per annum to 11-7/8% per annum until the previously scheduled maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5% per annum. The loan will be amortized over 22 years with a balloon payment due at maturity on April 10, 2001. In addition, Carlyle/National City paid a prepayment penalty of $580,586 based upon the outstanding loan balance at the time of refinancing. The lender required an escrow account of $612,000 to be established at the time of the refinancing for future tenant improvement

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


costs at the property. The escrowed funds are to be released to the venture upon lender approval of such costs. The lender also requires the projected tenant improvements costs related to a major tenant lease (Baker & Hostetler) to be escrowed. The venture is required to escrow approximately $313,000 per year in 1994 through 1996 (approximately $1,200,000 at September 30, 1995) and approximately $236,000 per year in 1997 and 1998. As of September 30, 1995, no funds have been released from the tenant improvement escrow. Real estate taxes payable in 1994 increased due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The remaining 25% abatement expires in 1998 for taxes payable in 1999.

     (c)  Mall of Memphis

     In August 1995, the Partnership purchased the venture partner's 36.94% interest in Mall of Memphis and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest. Accordingly, the Partnership has accounted for its investment in Mall of Memphis as wholly-owned as of August 1995. The purchase price was $5,500,000, of which $500,000 (less certain closing costs) was paid in cash with the balance represented by a $5,000,000 promissory note. The purchase price exceeded the venture partner's capital account balance for financial reporting purposes by $9,482,023. This difference was accounted for as additional basis in the investment property for financial reporting purposes. Correspondingly, the venture partner's deficit in ventures was reduced by $3,742,272. Interest accrues on the unpaid balance of the promissory note at a rate of 8.0% per annum from the acquisition date and is payable June 1 of each year solely to the extent of 36.94% of the venture's annual cash flow (as defined) for the preceding calendar year, with any unpaid interest also accruing interest at 8.0% per annum. Any amounts required to be paid in excess of the interest accrued to date is applied to the outstanding principal balance of the note. The note is nonrecourse and is secured only by the purchased partnership's interest. However, the Partnership has guaranteed the venture partner (seller), on a recourse basis, that the interest payment paid on June 1, 1996 shall be no less than $300,000 and that the interest payment paid on June 1, 1997 shall be no less than the excess of $600,000 over the amount actually paid by the Partnership on June 1, 1996. The promissory note requires repayment of principal and all accrued interest at maturity (subject to reduction under certain circumstances related to the property's market value) which is the earlier of August 2002 or upon sale of the property.

   In May 1994, an affiliate of the General Partners had assumed management of the property. Such affiliate had agreed at such time to pay the former manager (an affiliate of the venture partner) an annual fee of $50,000 as compensation for the assumption of the management contract. In conjunction with the August 1995 transfer of the venture partner's interest, the venture partner's rights to this annual management contract assumption fee were assigned to the Partnership and settled for a total net payment of $233,333 by such affiliate (subject to ratable refund by the Partnership should the management agreement be terminated prior to January 1, 2001).


(5)  SALES OF INVESTMENT PROPERTIES

     Pavillion Towers

     During April 1986, the Partnership sold its interest in the venture which then owned the Pavillion Towers office complex located in Aurora, Colorado to its venture partners for $1,000,000 in cash, promissory notes

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


aggregating $3,750,000 (due in April 1996) and the venture partners' assumption of the Partnership's share of the debt encumbering the property.

As of the date of this report, the Partnership has not received the scheduled interest payments aggregating $105,000 on the $750,000 note and has not received scheduled interest payments aggregating $300,000 on the $3,000,000 note. As these notes are unsecured and it is not believed that the borrowers have significant assets against which a judgment may be easily executed, collection of all past due and future amounts from these notes are considered unlikely. However, the Partnership is evaluating all of its legal options, including the possibility of a substantial discounted payment. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve was established at September 30, 1993 to reduce the mortgage notes receivable balance to an amount not to exceed the related deferred gain on sale.

     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method of accounting. No gain has been recognized in 1995 or 1994.


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

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 were as follows:

                                                                     Unpaid at
                                                                   September 30,
                                          1995          1994           1995
                                        --------       ------      -------------
Property management
 and leasing fees. . . . . . . . .      $165,854      207,651           4,866
Insurance commissions. . . . . . .        35,461       14,525            --
Management fees to
 corporate general
 partner . . . . . . . . . . . . .         --           --             11,936
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . . . . . .         4,593          359             250
                                        --------      -------          ------

                                        $205,908      222,535          17,052
                                        ========      =======          ======

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the Partnership's investment properties. Such costs aggregated $110,299 for the nine months ended September 30, 1995 and $125,655 for fiscal 1994, of which $12,373 was unpaid at September 30, 1995.

     The Corporate General Partner has deferred payment of partnership management fees as set forth in the above table. In addition, distributions to the General Partners of the first quarter 1991 net cash flow of the Partnership, aggregating $7,161, have also been deferred. These amounts do not bear interest and are expected to be paid in future periods.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     In connection with the Partnership's purchase in August 1995 of the venture partner's interest in the Mall of Memphis, the Partnership was assigned the venture partner's rights to an annual management contract assumption fee payable by an affiliate of the General Partners of the Partnership. Such annual fee was settled for a total net payment of $233,333 by such affiliate (subject to ratable refund by the Partnership should the management agreement be terminated prior to January 1, 2001) and is reflected in due to affiliates (net of amortization) in the consolidated financial statements at September 30, 1995. Reference is made to note 4(c).


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


(8)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references herein to "Notes" are to Notes to Consolidated Financial Statements filed with this report.

     At September 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,976,000. Such funds and short-term investments of approximately $239,000 are available for future distributions to partners and for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the Scotland Yard - Phase I and II apartment complexes. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $2,909,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $2,266,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Certain of the Partnership's investment properties and properties in which the Partnership has a security interest currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions will contribute to the anticipated net cash flow deficits described above. The sources of capital for such items and for both short-term and long-term future liquidity and distributions to partners are expected to be from net cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership does not consider the mortgage notes receivable arising from the previous sale of the Partnership's investment property to be a source of future liquidity as collection of any past due or future payments on the Partnership's notes is considered unlikely. Reference is made to Note 5(a). The Partnership's and its Ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its Ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

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

     As described more fully in Note 3, the Partnership is seeking or has received mortgage loan modifications on certain of its properties. If the Partnership is unable to secure new financing or additional modifications to the loans, based upon current market conditions, the Partnership may not commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits or deficits to underlying mortgage holders. This would result in the Partnership no longer having an ownership (or security) interest in such properties. Such decisions will be made on a property-by-property basis and may result in a gain to the Partnership for financial reporting and Federal income tax purposes, with no corresponding distributable proceeds.

     The lender of the long-term mortgage notes secured by the Scotland Yard-Phase I and II, South Point, and El Dorado View apartment complexes required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the proceeds from the 1993 sale of the South Point Apartments to be added to the escrow account. As of June 30, 1995, the Partnership had fully depleted the escrow account. Additionally, the lender has the right (with 120 days prior notification) to call the remaining loans (at par) at any time after January 1, 1996. Although no such notification has been received as of the date of this report, the Partnership is currently marketing the Scotland Yard Phase I and II and the El Dorado View apartment complexes for sale. If the lender exercises its right to call the loans and the Partnership is unsuccessful in selling or refinancing the properties prior to the expiration of the notification period, the Partnership would assign title to the properties to the lender in satisfaction of the loans and recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Reference is made to Note 3(f).

     767 Third Avenue Office Building

     Occupancy at the property remains 95% at September 30, 1995. The 767 Third Avenue venture is aggressively marketing the remaining vacant space. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     During the first quarter of 1994, a tenant vacated a portion of its space (approximately 6,450 square feet or 2% of the building's leasable space) prior to its lease expiration of January 1997. The venture reached an agreement with the tenant whereby the lease obligation was terminated in return for a $800,000 payment to the venture. This space was subsequently released to a new tenant. Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in lower effective rental rates. The adverse market conditions and the negative impact of effective rental rates are expected to continue over the next few years. While this building is in a premier location, it has been adversely impacted by the lower effective rental rates on leasing and by releasing costs. In May 1992, the 767 Third Avenue joint venture obtained, from the existing lender, a mortgage loan which replaced a previous loan with such lender bearing a substantially lower interest rate than the original loan. In connection therewith, 767 Third Avenue was required to fund approximately $5,400,000 into an escrow account in order to fund any future leasing costs and debt service shortfalls resulting from anticipated tenant turnover. The Partnership's joint venture partner loaned $5,000,000 to the joint venture in order to supplement the venture's cash payment to fund escrow reserve account. The Partnership purchased a 50% interest in this loan in June 1993. Reference is made to Note 3(b). In 1993, the reserve account was depleted and the venture (by way of partner contributions) continues to fund required leasing costs and debt service shortfalls.

     824 Market Street

     Competition had risen significantly for the 824 Market Street venture due to new office building development in the area over the last few years and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments, the venture had negotiated with the first mortgage lender for a possible modification to the first mortgage note. Such negotiations were unsuccessful and the first mortgage lender was the successful bidder at a foreclosure sale held in October 1994. The deed was conveyed to the first mortgage lender on December 12, 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 of $3,689,195 and $6,805,134 for financial reporting and Federal income tax purposes, respectively, with no corresponding distributable proceeds. Reference is made to Note 3(c).

     Riverfront Office Building

     On August 28, 1990, the Riverfront joint venture acquired additional financing by way of a $5,800,000 fourth mortgage note in order to fund the costs associated with leasing vacant space. As of the date of this report, the joint venture has received approximately $5,730,000 in proceeds. The balance of the proceeds, a $70,000 engineering holdback, is payable to the joint venture upon completion of certain structural repairs the extent of which are being negotiated with the lender but are not expected to exceed the holdback amount. As a result of a reduction in effective rental rates, the property began operating at a deficit. In connection with the letter of intent discussed below, commencing January 1993, the lender has accepted payments of partial debt service based on the terms stipulated in such letter of intent. At September 30, 1995, scheduled debt service payments are delinquent by approximately $8,000,000. Accordingly, the loan balance of approximately $34,298,000 has been reflected as a current liability in the consolidated financial statements at September 30, 1995 and December 31, 1994, respectively. In order to reduce debt service payments, the joint venture had initiated discussions with the lender to negotiate possible modifications to the mortgage notes. In this regard, the joint venture has entered into a non-binding letter of intent with the existing lender. The proposed terms of the loan restructure would retroactively reduce the interest rate payable on the loans and reduce the terms of the loans from their present maturity date of September 2018 to December 2007. The loans (which currently bear interest at rates ranging from 10% to 14% per annum) would bear interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, as participating interest, taking into account the annual interest payable as set forth above, the lender is entitled to earn a minimum internal rate of return of 10.5% per annum calculated over the restructured loan term. The proposed loan restructure would also require that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At September 30, 1995, the total amount of ground lease payments in arrears is approximately $478,000. In this regard, the proposed loan restructure discussed above would provide for the deferral of any and all ground lease payments since the first missed payment in February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, the proposed loan restructure also provides that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but in a reduced amount (as defined). There can be no assurances that the restructure will be obtained. If the joint venture is unable to secure any modifications to the mortgage notes, the joint venture would likely decide, based upon current and anticipated future market conditions, not to commit any significant additional amounts to this property. This would result in the Partnership no longer having an ownership interest in this property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Reference is made to Note 3(d).

     Mall of Memphis

     In March 1993, the venture finalized, in the form of a third mortgage loan, additional financing of $7,600,000 for ten years at a rate of 10% per annum. The Partnership's share of the funding in 1993 was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues. The venture would have been entitled to additional proceeds of $2,025,000 if the property had achieved certain occupancy levels and debt coverage ratios by September 30, 1994; however, the venture did not qualify for such additional proceeds as leasing did not achieve budgeted goals.

     In August 1995, the Partnership purchased the venture partner's 36.94% interest in Mall of Memphis and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest. Accordingly, the Partnership has accounted for its investment in Mall of Memphis as wholly-owned as of August 1995. The purchase price was $5,500,000, of which $500,000 (less certain closing costs) was paid in cash with the balance represented by a $5,000,000 promissory note. The purchase price exceeded the venture partner's capital account balance for financial reporting purposes by $9,482,023. This difference was accounted for as additional basis in the investment property for financial reporting purposes. Correspondingly, the venture partner's deficit in ventures was reduced by $3,742,272. Interest accrues on the unpaid balance of the promissory note at a rate of 8.0% per annum from the acquisition date and is payable June 1 of each year solely to the extent of 36.94% of the venture's annual cash flow (as defined) for the preceding calendar year, with any unpaid interest also accruing interest at 8.0% per annum. Any amounts required to be paid in excess of the interest accrued to date is applied to the outstanding principal balance of the note. The note is non-recourse and is secured only by the purchased partnership interest. However, the Partnership has guaranteed the venture partner (seller), on a recourse basis, that the interest payment paid on June 1, 1996 shall be no less than $300,000 and that the interest payment paid on June 1, 1997 shall be no less than the excess of $600,000 over the amount actually paid by the Partnership on June 1, 1996. The promissory note requires repayment of principal and all accrued interest at maturity (subject to reduction under certain circumstances related to the property's market value) which is the earlier of August 2002 or upon sale of the property.

   In May 1994, an affiliate of the General Partners had assumed management of the property. Such affiliate had agreed at such time to pay the former manager (an affiliate of the venture partner) an annual fee of $50,000 as compensation for the assumption of the management contract. In conjunction with the August 1995 transfer of the venture partner's interest, the venture partner's rights to this annual management contract assumption fee were assigned to the Partnership and settled for a total net payment of $233,333 by such affiliate (subject to ratable refund by the Partnership should the management agreement be terminated prior to January 1, 2001). Reference is made to Note 4(c).

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are generally more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining assets, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and short-term investments at September 30, 1995 as compared to December 31, 1994 is due primarily to a $288,000 reimbursement from the lender-required escrow account for recent capital projects at Scotland Yard I and II (reference is made to Note 3(f)) and cash generated from operations at the Mall of Memphis, partially offset by operating deficits at Scotland Yard I & II.

     The decrease in rents and other receivables at September 30, 1995 as compared to December 31, 1994 is primarily due to receipt of certain expense recoveries receivable related to 1994 from tenants at the Mall of Memphis.

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at Scotland Yard I and II, El Dorado View and the Mall of Memphis.

     The decrease in escrow deposits and the corresponding decrease in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in building and improvements at September 30, 1995 as compared to December 31, 1994 is primarily due to a $9,482,023 increase in basis of the Mall of Memphis investment property as a result of the Partnership's purchase of the venture partner's interest in the Mall of Memphis in August 1995 as more fully described in Note 4(c), capitalization of tenant leasehold improvement costs at 767 Third Avenue office building and capital improvement projects at the Scotland Yard I & II apartment complexes which were partially funded from the lender-required escrow account, as described above.

     The increase in investment in unconsolidated venture, at equity at September 30, 1995 as compared to December 31, 1994 and the increase in the Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to higher average occupancy and lower mortgage interest expense at the Carlyle/National City investment property. (Reference is made to Note 4(b)).

     The decrease in accrued rents receivable at September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership accruing rental income for certain major tenant leases at certain investment properties over the full period of occupancy rather than as due per the terms of their respective leases.

     The decrease in venture partners' deficit in venture at September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership's purchase of the venture partner's interest in the Mall of Memphis in August 1995 as more fully described in Note 4(c), partially offset by operations at the Riverfront office building.

     The increase in the current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at September 30, 1995 as compared to December 31, 1994 is due to the debt at Scotland Yard I, Scotland Yard II and El Dorado View apartments being reclassified to current, as further discussed in Note 3(f).

     The decrease in unearned rents at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of rental income at the Partnership's investment properties.

     The increase in accrued interest at September 30, 1995 as compared to December 31, 1994 is primarily due to interest accruals associated with the non-recourse mortgage loan secured by the Riverfront office building. The Partnership is delinquent in debt service payments for the Riverfront office building, as more fully described in Note 3(d).

     The increase in tenant security deposits at September 30, 1995 as compared to December 31, 1994 is primarily due to an increase in security deposits held at the 767 Third Avenue and Riverfront office buildings as a result of an increase in average occupancy in 1995 at the properties.

     The increase in note payable at September 30, 1995 as compared to December 31, 1994 is due to the Partnership's purchase of the venture partner's interest in the Mall of Memphis in August 1995 as more fully described in Note 4(c).

     The decrease in venture partners' subordinated equity in ventures at September 30, 1995 as compared to December 31, 1994 is primarily due to operations at the 767 Third Avenue office building.

     The increase in rental income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to increased average occupancy at the Riverfront and 767 Third Avenue office buildings in 1995, partially offset by the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully described in Note 3(c).

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due primarily to an increase in the average balance of U.S. Government obligations in 1995 due to the receipt of a $288,000 reimbursement from the lender-required escrow account for recent capital projects at Scotland Yard I and II and cash generated from operations at the Mall of Memphis during 1995.

     The decrease in mortgage and other interest expense and property operating expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is due primarily to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in Note 3(c). The decrease in mortgage and other interest expense for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is partially offset by interest accruals associated with the non-recourse mortgage loan secured by the Riverfront office building. The Partnership is delinquent in debt service payments for the Riverfront office building, as more fully described in Note 3(d).

     The decrease in depreciation expense for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 31, 1994, as more fully described in Note 3(c), partially offset by depreciation expense related to the increase in basis of Mall of Memphis related to the Partnership's purchase of the venture partner's interest in the property in August 1995. The increase in depreciation expense for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 is primarily due to the increase in basis of Mall of Memphis related to the Partnership's purchase of the venture partner's interest in the property in August 1995. Reference is made to Note 4(c).

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to increased amortization relating to capitalized leasing costs at the 767 Third Avenue Office Building, the Riverfront Office Building and the Mall of Memphis.

     The increase in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 6.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Reference is made to Note 3(d) of Notes to Consolidated Financial Statements and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition included with this Report for a discussion of technical defaults, and current attempts to obtain modifications of, mortgage loans secured by the Riverfront Office Building.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
1.  Scotland Yard Apartments
     -Phase II
     Houston, Texas. . . . . . . . .       92%         89%         95%         92%      93%       90%      95%
2.  824 Market Street
     Wilmington, Delaware. . . . . .       42%         56%         56%         N/A      N/A       N/A      N/A
3.  Mall of Memphis
     Memphis, Tennessee. . . . . . .       88%         85%         87%         85%      82%       82%      82%
4.  Riverfront Office
     Building
     Cambridge,
     Massachusetts . . . . . . . . .       89%         90%         91%         95%      95%       95%      99%
5. Scotland Yard Apartments
     -Phase I
     Houston, Texas. . . . . . . . .       92%         91%         92%         92%      93%       93%      93%
6. El Dorado View Apartments
     Houston, Texas. . . . . . . . .       93%         94%         93%         91%      94%       95%      90%
7. 767 Third Ave.
     Office Building
     New York, New York. . . . . . .       86%         87%         86%         89%      92%       95%      95%
8. National City Center
     Office Building
     Cleveland, Ohio . . . . . . . .       94%         94%         94%         94%      97%       97%      97%

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

        10-E.     Acquisition documents relating to the purchase by the
Partnership of the venture partner's interest in the Mall of Memphis in Memphis, Tennessee, copies of which are filed herewith.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995