Form 10-K405
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1996-04-01
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1995      Commission file number 0-10494



         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
    (Exact name of registrant as specified in its charter)



      Illinois                    36-3102608
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                       TABLE OF CONTENTS


                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   6

Item 3.    Legal Proceedings . . . . . . . . . . .   8

Item 4.    Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . .   8


PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .   8

Item 6.    Selected Financial Data . . . . . . . .   9

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  15

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  22

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  54


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  54

Item 11.   Executive Compensation. . . . . . . . .  57

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  58

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  59


PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K. . .  59


SIGNATURES . . . . . . . . . . . . . . . . . . . .  61












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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2031. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than 1999 barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:



                                               SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (g)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------
 1.  River Hills Apartments
     Arlington, Texas     476 units   4/14/81       11/26/84            fee ownership of land
                                                                        and improvements
 2.  Wood Forest Glen
     Apartments
     Houston, Texas.      336 units   4/15/81        4/2/92             fee ownership of land
                                                                        and improvements
 3.  Scotland Yard
     Apartments-Phase I
     Houston, Texas.      332 units   4/15/81          3%               fee ownership of land
                                                                        and improvements
 4.  Somerset Lake
     Apartments
     Indianapolis,
     Indiana.. . . .      360 units   6/1/81        11/10/88            fee ownership of land
                                                                        and improvements
 5.  Pavillion Towers
     Office Complex
     Aurora, Colorado     280,000     5/28/81        4/25/86            fee ownership of land
                           sq.ft.                                       and improvements (through
                           n.r.a.                                       joint venture partnership)
 6.  Bitter Creek
     Apartments
     Grand Prairie,
     Texas . . . . .      472 units   6/1/81         6/10/92            fee ownership of land and
                                                                        improvements (through
                                                                        joint venture partner-
                                                                        ship)
 7.  Mall of Memphis
     Memphis, Tennessee   493,000     8/3/81           15%              fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           g.l.a.                                       venture partnership)(d)(h)
 8.  767 Third Avenue
     Office Building
     New York, New York   284,000     9/30/81          20%              fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)(d)(h)


                                               SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (g)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------

 9.  Riverfront Office
     Building
     Cambridge,
     Massachusetts .      340,000    10/22/81          7%               fee ownership of improve-
                           sq.ft.                                       ments and ground leasehold
                           n.r.a.                                       interest in land (through
                                                                        joint venture partnership)
                                                                        (d)(e)
10.  Fontaine Woods
     Apartments
     Red Bank,
     Tennessee . . .      262 units   12/1/81       12/31/84            fee ownership of land and
                                                                        improvements (through joint
                                                                        venture partnership)
11.  El Dorado View
     Apartments
     Webster, Texas.      244 units   7/31/81          2%               fee ownership of land and
                                                                        improvements
12.  Gatehall Plaza
     Office Building
     Parsippany,
     New Jersey. . .      118,000     3/11/82       10/31/91            fee ownership of improve-
                           sq.ft.                                       ments and ground leasehold
                           n.r.a.                                       interest in land (through
                                                                        joint venture partnership)
13.  824 Market Street
     Office Building
     Wilmington,
     Delaware. . . .      195,220     6/15/82       12/12/94            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)(f)
14.  Scotland Yard
     Apartments-Phase II
     Houston, Texas.      346 units   6/28/82          3%               fee ownership of land and
                                                                        improvements
15.  South Point
     Apartments
     Houston, Texas.      244 units   5/11/82        7/29/93            fee ownership of land and
                                                                        improvements (c)
16.  Meadowcrest
     Apartments
     Dallas, Texas .      352 units   7/1/82         6/9/92             fee ownership of land and
                                                                        improvements


                                               SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (g)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------

17.  Coast Federal
     Office Building
     Pasadena,
     California. . .      101,777     9/6/82        11/21/86            fee ownership of land and
                           sq.ft.                                       improvements
                           n.r.a.
18.  National City Center
     Office Building
     Cleveland, Ohio      786,400     7/27/83          4%               fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)(d)
19.  Yerba Buena West
     Office Building
     San Francisco,
     California. . .      267,687     8/30/85        6/24/92            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnership)



- -----------------------

 (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

 (f) The lender realized upon its security and took title to the property in 1994. Reference is made to Note 4(b).

 (g) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

 (h) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.




     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured.

     Effective November 1995, Riverfront Office Park Joint Venture entered into a loan repayment agreement with their lender. The terms of the agreement generally provide for (a) a retroactive reduction of the interest rate payable on the loans, (b) an amended maturity date to December 2007,
(c) residual interest, and (d) the establishment of escrow accounts from operating cash flows to fund future property maintenance and leasing costs as well as to repay outstanding principal on the notes (Note 4(b)).

     In August 1995, Mall of Memphis Associates purchased the Venture Partner's interest in the Partnership and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest (Note 4(b)).

     Reference is made to Note 8(a) for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:




                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----
 1. Scotland Yard Apartments
     -Phase II
     Houston, Texas. . .    Residential       92%   89%   95%   92%   93%   90%   95%   98%
 2. 824 Market Street
     Wilmington, Delaware   Banking           42%   56%   56%   N/A   N/A   N/A   N/A   N/A
 3. Mall of Memphis
     Memphis, Tennessee.    Retail            88%   85%   87%   85%   82%   82%   82%   84%
 4. Riverfront Office
     Building
     Cambridge,
     Massachusetts . . .    Insurance/Soft-   89%   90%   91%   95%   95%   95%   99%   99%
                            ware Development
 5. Scotland Yard Apartments
     -Phase I
     Houston, Texas. . .    Residential       92%   91%   92%   92%   93%   93%   93%   96%
 6. El Dorado View Apartments
     Webster, Texas. . .    Residential       93%   94%   93%   91%   94%   95%   90%   92%
 7. 767 Third Ave.
     Office Building
     New York, New York.    Foreign
                            Representation    86%   87%   86%   89%   92%   95%   95%   92%
 8. National City Center
     Office Building
     Cleveland, Ohio . .    Banking           94%   94%   94%   94%   97%   97%   97%   97%

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

     There were no matters submitted to a vote of security holders during 1994 and 1995.




                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 14,939 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor.

There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                         DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total income . . . . .$ 35,760,756   36,744,939  37,574,501   40,441,060  48,842,071
                      ============ ======================== ========================

Operating loss . . . .$ (7,053,174) (12,674,872)(11,510,063)  (6,856,914) (6,310,403)
Partnership's share of
 operations of uncon-
 solidated ventures. .      67,570     (125,370)   (136,092)    (762,164) (1,319,301)
Venture partners' share
 of ventures' operations 2,794,709    3,968,903   3,679,780    2,339,587   1,148,561
                      ------------ ------------------------ ------------------------
Net operating loss . .  (4,190,895)  (8,831,339) (7,966,375)  (5,279,491) (6,481,143)
Gain on sale or disposi-
 tion of investment
 properties, net of
 venture partner's share     --       4,693,546   1,433,916    8,790,767   4,235,904
Extraordinary items,
 net of venture partner's
 share . . . . . . . .       --           --          --           --        143,082
                      ------------ ------------------------ ------------------------
     Net earnings (loss)$ (4,190,895)(4,137,793) (6,532,459)   3,511,276  (2,102,157)
                      ============ ======================== ========================

Net earnings (loss) per
 limited partnership
 interest (b):
   Net operating loss.$     (29.27)      (61.68)     (55.62)      (36.86)     (45.25)
   Gain on sale or dis-
    position of investment
    properties, net of
    venture partner's
    share. . . . . . .       --           33.80       10.32        63.29       30.50
   Extraordinary items,
    net of venture
    partner's share. .       --           --          --           --           1.00
                      ------------ ------------------------ ------------------------
     Net earnings (loss)$     (29.27)    (27.88)     (45.30)       26.43      (13.75)
                      ============ ======================== ========================


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                   DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991 - CONTINUED



                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total assets . . . . .$154,431,514  151,349,909 169,411,131  170,266,483 194,905,203
Long-term debt . . . .$128,508,546  108,263,135 106,140,597  104,843,567 107,084,925
Cash distributions
 per Interest (c). . .$      --           --         --            --           3.75
                      ============ ======================== ========================

- -------------

 (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b)   The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period.

 (c)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
- --------

Mall of Memphis  a)  The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 (excluding percentage rent) for each of the last five years were as follows:

                                               GLA          Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                           1991. . . . .      84%              13.88
                           1992. . . . .      87%              13.04
                           1993. . . . .      91%              12.92
                           1994. . . . .      85%              14.05
                           1995. . . . .      84%              13.57

                 (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option
                       -------------------    -------------------------------------------------

                       Dillards               130,266    $563,070 9/2012            --
                       (Department Store)


                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Mall of Memphis:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       GLA of Expiringof Expiring    Base Rent
                       December 31,   Leases (1)     Leases (1)     Leases         Expiring
                       ------------   -------------  --------------------------    -----------

                       1996                16          31,000       622,905          13.1%
                       1997                14          32,000       547,196          11.5%
                       1998                 9          10,000       286,215           6.0%
                       1999                12          19,000       448,004           9.4%
                       2000                 8          18,000       444,763           9.3%
                       2001                14          60,000       686,744          14.4%
                       2002                10          18,000       473,532           9.9%
                       2003                10          24,000       499,230          10.5%
                       2004                 3          14,000       314,608           6.6%
                       2005                 4          18,000       314,139           6.6%

                 (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



Property
- --------

767 Third Avenue
Office Building  a)    The Net Rental Area ("NRA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                               NRA          Avg. Base Rent Per
                       December 31,       Occupancy Rate    Square Foot (1)
                       ------------       --------------    ------------------

                           1991. . . . .      70%              69.70
                           1992. . . . .      67%              47.95
                           1993. . . . .      83%              40.26
                           1994. . . . .      89%              39.46
                           1995. . . . .      92%              35.13

                 (1) Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option
                       -------------------    -------------------------------------------------

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


                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the 767 Third Avenue
                       Office Building:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRA of Expiringof Expiring    Base Rent
                       December 31,   Leases (1)     Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                       1996             26             54,000     1,851,594          23.7%
                       1997              7             29,000       942,263          12.1%
                       1998              8             54,000     1,927,018          24.7%
                       1999              3              8,000       266,460           3.4%
                       2000              4             20,000       797,656          10.2%
                       2001              2             11,000       379,200           4.9%
                       2002              4             23,000       948,120          12.2%
                       2003              1              7,000       226,050           2.9%
                       2004              1              3,000        51,968           0.7%
                       2005              3             10,000       332,514           4.3%

                 (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


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

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,929,000. Such funds are available for future distributions to partners, and for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the 767 Third Avenue Office Building and the National City Center Office Building as well as operating deficits and possible selling costs related to the potential sale of Scotland Yard Phases I and II and El Dorado View apartment complexes (Note 4(c)). The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $2,830,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1996 is currently budgeted to be approximately $2,218,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Certain of the Partnership's investment properties and properties in which the Partnership has an equity interest currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions will contribute to the anticipated net cash flow deficits described above. The sources of capital for such items and for future short-term and long-term liquidity and distributions to partners are expected to be from net cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership does not consider the mortgage notes receivable arising from the previous sale of the Partnership's investment property to be a source of future liquidity as collection of any past due or future payments on the Partnership's notes is considered unlikely. Reference is made to Note 7(a). The Partnership's and its Ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its Ventures are not personally liable for the payment of the mortgage indebtedness.

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



     Based upon current market conditions, the Partnership may not commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits or deficits to underlying mortgage holders. This would result in the Partnership no longer having an ownership (or security) interest in such properties. Such decisions will be made on a property-by-property basis and may result in a net gain to the Partnership for financial reporting and Federal income tax purposes, with no corresponding distributable proceeds.

     The lender of the existing long-term mortgage notes secured by the Scotland Yard-Phase I and II, South Point, and El Dorado View apartment complexes required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. The lender also required $150,000 of the proceeds from the sale of the South Point Apartments, as more fully discussed in Note 7, to be added to the escrow account. As of December 31, 1995, the Partnership has fully depleted the escrow account. Additionally, the lender has the right to call the remaining loans (at par) at any time after January 1, 1996. Although no such notification has been received as of the date of this report and the Partnership has received no such indication that such notification is eminent, the Partnership may assign title to the properties to the lender in satisfaction of the loans if the Partnership is unsuccessful in selling or refinancing the properties prior to the lender exercising its rights to call the loans. As a result, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The Partnership has been marketing the Scotland Yard Phase I and II and the El Dorado View apartment complexes for sale. The Partnership has entered into sales contracts from an independent third party to purchase the properties. The sale is contingent upon, among other things, the purchaser obtaining necessary financing to close the transaction. There can be no assurances that the proposed sale will be consummated. However, the Partnership has obtained the lenders approval with respect to terms of the sale. Reference is made to Note 4(c).

     767 Third Avenue Office Building

     Occupancy at the property is 92% at December 31, 1995, up from 89% in 1994. The 767 Third Avenue venture is aggressively marketing the remaining vacant space. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     During the first quarter of 1994, a tenant vacated a portion of its space (approximately 6,450 square feet or 2% of the building's leasable space) prior to its lease expiration of January 1997. The venture reached an agreement with the tenant whereby the lease obligation was terminated in return for an $672,000 payment to the venture. This space was subsequently released to a new tenant. Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in significantly lower effective rental rates. The adverse market conditions and the negative impact of effective rental rates are expected to continue over the next few years. While this building is in a premier location, it has been adversely impacted by the cost of obtaining new leases and the lower effective rental rate which these leases command.

     In May 1992, the 767 Third Avenue joint venture obtained from the existing lender, a mortgage loan which replaced a previous loan with such lender bearing a substantially lower interest rate than the original loan. In connection therewith, 767 Third Avenue was required to fund $5,400,000 into an escrow account to fund any future leasing costs and debt shortfalls resulting from anticipated tenant turnover. The Partnership's joint venture partner loaned $5,000,000 to the joint venture in order to supplement the venture's cash payment to fund the escrow reserve account. The Partnership purchased a 50% interest in this loan in June 1993. Reference is made to Note 4(b). In 1993, the reserve account was depleted and the venture (by way of partner contributions) continues to fund required leasing costs and debt service shortfalls.


     824 Market Street

     Competition had risen significantly for the 824 Market Street venture primarily due to new office building development in the area and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments, the venture had negotiated with the first mortgage lender for a possible modification to the mortgage note. Such negotiations were unsuccessful and the first mortgage lender was the successful bidder at the foreclosure sale held in October 1994. The deed was conveyed to the first mortgage lender on December 12, 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting and Federal income tax purposes of $3,689,195 and $6,805,134, respectively, with no corresponding distributable proceeds. Reference is made to Note 4(b).

     Riverfront Office Building

     The property has been operating at a deficit. While the lender under the four existing mortgage notes had accepted payments of partial debt service, the aggregate loan balance of approximately $34,298,000 had been reflected as a current liability in the consolidated financial statements at December 31, 1994. In order to reduce debt service payments, the joint venture initiated discussions with the lender to negotiate modifications to the mortgage notes. Effective November 1995, the joint venture entered into a Loan Repayment Agreement with the existing lender. The terms of the agreement generally provide for a loan restructure that retroactively reduces the interest rate payable on the loans and adjusts the terms of the loans from their present maturity. The loans (which previously accrued interest at rates ranging from 10% to 14% per annum) accrue interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, as residual interest, taking into account the annual interest payable as set forth above, the lender is entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) upon repayment.

     For financial reporting purposes, the principal amount of the loans and accrued interest as of the effective date of the restructuring have been classified as long-term debt. In addition, notwithstanding the payments specified above, interest accrues at the effective rate of approximately 9.7% based upon the future cash payments specified by the terms of the Loan Repayment Agreement.

     The loan restructure also requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. The agreement further prohibits distributions of excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained and utilized prior to withdrawing escrow deposits for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender.

     In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At December 31, 1995, the total amount of ground lease payments in arrears is approximately $496,000. In this regard, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments since the first missed payment in February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. Pursuant to this amendment, such unpaid ground rent accrues at the lesser of (a) interest at the amended loan terms or (b) 14%



after repayment of the loan (net of any management fees received by the lessor). However, the loan restructure also provides that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but at a reduced amount (as defined). Reference is made to Note 4(b). Riverfront is not considered a source of future liquidity to the Partnership.

     Mall of Memphis

     In March 1993, the venture finalized, in the form of a third mortgage loan, from the lender for its other mortgage loans, additional financing of $7,600,000 for ten years at a rate of 10% per annum. The Partnership's share of the funding in 1993 was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues.

     In August 1995, the Partnership purchased the venture partner's 36.94% interest in Mall of Memphis and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest. Accordingly, the Partnership has accounted for its investment in Mall of Memphis as wholly-owned as of August 1995. The purchase price of approximately $5,500,000, of which $500,000 (plus certain closing costs) was paid in cash at closing with the balance represented by a $5,000,000 promissory note. The purchase price exceeded the venture partner's capital account balance for financial reporting purposes by $9,402,453. This difference was accounted for as additional basis in the investment property for financial reporting purposes. Correspondingly, the venture partner's deficit in ventures was reduced by $3,857,980. Interest accrues on the unpaid balance of the promissory note at a rate of 8.0% per annum from the acquisition date and is payable June 1 of each year solely to the extent of 36.94% of the venture's annual cash flow (as defined) for the preceding calendar year, with any unpaid interest also accruing interest at 8.0% per annum. The note is non-recourse and is secured only by the purchased partnership interest. However, the Partnership has guaranteed the venture partner (seller), on a recourse basis, that the interest payment to be paid on June 1, 1996 shall be no less than $300,000 and that the interest payment to be paid on June 1, 1997 shall be no less than $600,000 less the amount actually paid by the Partnership on June 1, 1996. Any amounts required to be paid in excess of the interest accrued to date is applied to the outstanding principal balance of the note. The promissory note requires repayment of principal and all accrued interest at maturity (subject to reduction under certain circumstances related to the property's market value) which is the earlier of August 2002 (lender has two five-year options to extend) or upon sale of the property. The venture partner has a right of first opportunity (as defined) to purchase the property.

   In May 1994, an affiliate of the General Partners had assumed management of the property. Such affiliate had agreed at such time to pay the former manager (an affiliate of the venture partner) an annual fee of $50,000 as compensation for the assumption of the management contract. In conjunction with the August 1995 transfer of the venture partner's interest, the venture partner's rights to this annual management contract assumption fee were assigned to the Partnership and settled for $250,000 by such affiliate (subject to ratable refund by the Partnership should the management agreement be terminated prior to January 1, 2001). Reference is made to
Note 4(c).

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



     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or may seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining assets, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment. However, after reviewing the remaining properties and the marketplace in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and related decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is due primarily to the maturity of short-term investments in 1995. In addition, the increase is also due to a reimbursement from the lender-required escrow account for recent capital projects at Scotland Yard I and II (reference is made to Note 3(f)) and cash generated from operations at the Mall of Memphis, partially offset by operating deficits at Scotland Yard I & II.

     The decrease in rents and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to receipt of certain expense recoveries receivable related to 1994 from tenants at the Mall of Memphis.

     The increase in escrow deposits and restricted funds at December 31, 1995 as compared to December 31, 1994 is due to the terms of the Riverfront loan modification agreement which requires the Partnership to fund cash flow after debt service payments into escrow accounts to fund future operating short-falls, principal payments and costs associated with additional leasing as approved by the lender.

     The increase in land and building and improvements at December 31, 1995 as compared to December 31, 1994 is primarily due to a $9,402,453 increase in basis of the Mall of Memphis investment property as a result of the Partnership's purchase of the venture partner's interest in the Mall of Memphis in August 1995 as more fully described in Note 4, capitalization of tenant leasehold improvement costs at 767 Third Avenue office building and capital improvement projects at the Scotland Yard I & II apartment complexes which were partially funded from the lender-required escrow account, as described above.

     The increase in investment in unconsolidated venture, at equity at December 31, 1995 as compared to December 31, 1994 and the increase in the Partnership's share of operations of unconsolidated venture for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to an increase in the Partnership's allocable share of income related to higher average occupancy and lower mortgage interest expense at the Carlyle/National City investment property. (Reference is made to Note 4(b)).

     The decrease in accrued rents receivable at December 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership accruing rental income for certain major tenant leases at certain investment properties over the full period of occupancy rather than as due per the terms of their respective leases.


     The decrease in venture partners' deficit in venture at December 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership's purchase of the venture partner's interest in the Mall of Memphis during August 1995 as more fully described in Note 4(b), partially offset by operations at the Riverfront office building.

     The decrease in the current portion of long-term debt and the corresponding increase in long-term debt, less current portion at December 31, 1995 as compared to December 31, 1994 is due to reclassification of the Riverfront debt to long-term debt related to the restructuring of the loan during 1995 partially offset by the debt at Scotland Yard I, Scotland Yard II and El Dorado View apartments being reclassified to current, as further discussed in Note 4(c). The increase in long-term debt is also the result of the purchase of the venture partner's interest in the Mall of Memphis during 1995.

     The decrease in accrued interest at December 31, 1995 as compared to December 31, 1994 is primarily due to interest accruals associated with the non-recourse mortgage loan secured by the Riverfront office building being added to the outstanding balance of the mortgage loan as a result of the loan modification during 1995. The Partnership had been delinquent in debt service payments.

     The decrease in venture partners' subordinated equity in ventures at December 31, 1995 as compared to December 31, 1994 is primarily due to operations at the 767 Third Avenue office building.

     The decrease in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully described in Note 4, partially offset by increased average occupancy at the Riverfront and 767 Third Avenue office buildings in 1995. The decrease in rental income for 1994 as compared to 1993 is primarily due to the sale of the South Point apartments in July 1993, as more fully discussed in Note 7, a reduction in rent paying occupancy at the 824 Market Street office building during 1994 (the lender realized upon its security in the building in December 1994), partially offset by an increase in rent paying occupancy at the 767 Third Avenue office building during 1994 and an increase in expense recoveries resulting from an increase in certain expenses at the Mall of Memphis.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to an increase in the average balance of U.S. Government obligations during 1995.

The decrease in interest income for 1994 as compared to 1993 is primarily due to the decreased average investment in interest-bearing U.S. Government obligations resulting from the Partnership's funding of the operating deficits at the 767 Third Avenue office building during 1993 and 1994.

     The decrease in mortgage and other interest expense and property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to the lender realizing upon its security in the 824 Market Street office building in December 1994, as more fully discussed in Note 4(b) and is also due to the reduction of interest associated with the non-recourse mortgage loan secured by the Riverfront office building. The increase in mortgage and other interest for 1994 as compared to 1993 is primarily due to the accrual of participation interest which the lender is entitled to under the terms of the mortgages related to the Partnership's apartment complexes, as more fully discussed in Note 4(c), partially offset by the sale of the South Point apartments in July 1993, as more fully discussed in Note 7.



     The decrease in depreciation expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the lender realizing upon its security in the 824 Market Street office building during 1994, as more fully described in Note 4(b), partially offset by depreciation expense related to the Partnership's purchase of the venture partner's interest in the Mall of Memphis in August 1995.
Reference is made to Note 4(b).

     The increase in amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to increased amortization relating to capitalized leasing costs at the 767 Third Avenue Office Building, the Riverfront Office Building and the Mall of Memphis.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to
Note 9.

     The decrease in property operating expenses for 1994 as compared to 1993 is primarily due to (i) the sale of the South Point apartments in July 1993, (ii) the establishment of a $527,774 reserve at December 31, 1993 due to the uncertainty of collection of the Partnership's mortgage notes receivable, as more fully discussed in Note 7, (iii) receipt in 1994 of a $178,835 1993 tax refund at the Riverfront office building due to a reduction in the property's 1993 assessed value, (iv) a reduction in 1994 real estate taxes of approximately $226,000 at the Riverfront office building due to a reduction in the property's 1994 assessed value and (v) the provision for doubtful accounts recorded in 1993 related to rents due from the former tenant and second mortgage lender at the 824 Market Street office building.

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

     The gain from sale or disposition of investment properties for 1994 resulted from the lender realizing upon its security in the 824 Market Street office building and 1993 resulted from the sale of the South Point apartments.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES



                             INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31, 1995,
  1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements


                                                  Schedule
                                                  --------

Consolidated Real Estate and Accumulated DepreciationIII



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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XI and consolidated ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                      KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $  3,928,706      2,102,788
  Short-term investments . . . . . . . . . . . . . . . . . .          --         1,392,755
  Rents and other receivables (net of allowance for doubtful accounts of $1,524,496 and $1,627,151 at December 31, 1995 and 1994,
    respectively). . . . . . . . . . . . . . . . . . . . . .      1,126,899      1,337,171
  Escrow deposits and restricted funds . . . . . . . . . . .      2,110,717      1,231,494
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .      1,184,253      1,298,981
                                                               ------------   ------------

          Total current assets . . . . . . . . . . . . . . .      8,350,575      7,363,189
                                                               ------------   ------------

Mortgage notes receivable (net of reserve for uncollectibility
  of $527,774, note 7(a)). . . . . . . . . . . . . . . . . .      2,067,695      2,067,695
Investment properties, at cost (notes 2, 3 and 4) - Schedule III:
    Land and leasehold interests . . . . . . . . . . . . . .     17,654,091     16,428,011
    Buildings and improvements . . . . . . . . . . . . . . .    191,845,064    181,221,236
                                                               ------------   ------------

                                                                209,499,155    197,649,247
    Less accumulated depreciation. . . . . . . . . . . . . .     81,997,627     75,428,110
                                                               ------------   ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . .    127,501,528    122,221,137

Investment in unconsolidated ventures, at equity (note 1). .        547,381        479,811
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .      4,147,934      4,806,743
Accrued rents receivable . . . . . . . . . . . . . . . . . .      2,910,837      3,520,761
Venture partners' deficits in ventures . . . . . . . . . . .      8,905,564     10,890,573
                                                               ------------   ------------

                                                               $154,431,514    151,349,909
                                                               ============   ============



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------
                                                                   1995            1994
                                                               ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . .   $ 28,216,001     34,720,167
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      1,559,456      1,490,437
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .        675,234        640,109
  Accrued interest . . . . . . . . . . . . . . . . . . . . .      2,270,877      8,266,609
  Accrued real estate taxes. . . . . . . . . . . . . . . . .      1,511,605      1,475,804
                                                               ------------   ------------
          Total current liabilities. . . . . . . . . . . . .     34,233,173     46,593,126

Tenant security deposits . . . . . . . . . . . . . . . . . .        222,353        145,221
Long-term debt, less current portion (note 4). . . . . . . .    128,508,546    108,263,135
Deferred revenue (note 4(b)) . . . . . . . . . . . . . . . .        231,178          --
                                                               ------------   ------------
Commitments and contingencies (notes 1, 2, 3, 4 and 8)
          Total liabilities. . . . . . . . . . . . . . . . .    163,195,250    155,001,482

Deferred gain on sale of investment properties (note 7(a)) .      2,067,695      2,067,695
Venture partners' subordinated equity in ventures. . . . . .      3,830,469      4,751,737
Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . .          1,000          1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . .    (12,478,272)   (12,310,636)
    Cumulative cash distributions. . . . . . . . . . . . . .     (1,116,446)    (1,116,446)
                                                               ------------   ------------
                                                                (13,593,718)   (13,426,082)
                                                               ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . .    121,935,233    121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . .    (77,935,440)   (73,912,181)
    Cumulative cash distributions. . . . . . . . . . . . . .    (45,067,975)   (45,067,975)
                                                               ------------   ------------
                                                                 (1,068,182)     2,955,077
                                                               ------------   ------------
          Total partners' capital accounts (deficits). . . .    (14,661,900)   (10,471,005)
                                                               ------------   ------------
                                                               $154,431,514    151,349,909
                                                               ============   ============

                 See accompanying notes to consolidated financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .    $35,420,992     36,560,773     37,316,818
  Interest income. . . . . . . . . . . . . .        339,764        184,166        257,683
                                                -----------    -----------    -----------
                                                 35,760,756     36,744,939     37,574,501
                                                -----------    -----------    -----------

Expenses:
  Mortgage and other interest. . . . . . . .     16,573,287     19,589,577     19,191,672
  Depreciation . . . . . . . . . . . . . . .      6,561,402      8,518,226      6,750,315
  Property operating expenses. . . . . . . .     17,758,087     19,755,404     21,348,910
  Professional services. . . . . . . . . . .        272,963        282,379        360,581
  Amortization of deferred expenses. . . . .      1,273,972      1,043,910      1,198,944
  General and administrative . . . . . . . .        374,219        230,315        234,142
                                                -----------    -----------    -----------
                                                 42,813,930     49,419,811     49,084,564
                                                -----------    -----------    -----------

          Operating loss . . . . . . . . . .     (7,053,174)   (12,674,872)   (11,510,063)

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . .         67,570       (125,370)      (136,092)
Venture partners' share of ventures'
  operations (note 3). . . . . . . . . . . .      2,794,709      3,968,903      3,679,780
                                                -----------    -----------    -----------

          Net operating loss . . . . . . . .     (4,190,895)    (8,831,339)    (7,966,375)

Gain from sale or disposition of investment
  properties, net of venture partner's
  share of gain (loss) of ($1,004,351) in 1994        --         4,693,546      1,433,916
                                                -----------    -----------    -----------




                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1995           1994           1993
                                               ------------   ------------   ------------

          Net earnings (loss). . . . . . . .    $(4,190,895)    (4,137,793)    (6,532,459)
                                                ===========    ===========    ===========

          Net earnings (loss) per limited partnership
            interest (note 1):
              Net operating loss . . . . . .    $    (29.27)        (61.68)        (55.62)
              Gain from sale or disposition of
                investment properties, net of
                venture partner's share in
                1994 and 1993. . . . . . . .          --             33.80          10.32
                                                -----------    -----------    -----------

                                                $    (29.27)        (27.88)        (45.30)
                                                ===========    ===========    ===========























                 See accompanying notes to consolidated financial statements.


                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                          YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                       CONTRI-
                                                       BUTIONS
                                                       NET OF
            CONTRI-   NET        CASH                 OFFERING    NET       CASH
            BUTIONS   LOSS   DISTRIBUTIONS   TOTAL     COSTS      LOSS  DISTRIBUTIONS    TOTAL
            --------------------------------------------------------------------------------------
Balance
 (deficit)
 December 31,
 1992. . . . $1,000(11,700,002)(1,116,446)(12,815,448)121,935,233(63,852,563)(45,067,975) 13,014,695
Net loss
 (note 5). .   --    (304,316)      --      (304,316)     --   (6,228,143)     --     (6,228,143)
              -------------------------------------------------------------------------------------
Balance
 (deficit)
 December 31,
 1993. . . .  1,000(12,004,318)(1,116,446)(13,119,764)121,935,233(70,080,706)(45,067,975)6,786,552
Net loss
 (note 5). .   --    (306,318)      --      (306,318)    --    (3,831,475)     --     (3,831,475)
              -------------------------------------------------------------------------------------
Balance
 (deficit)
 December 31,
 1994. . . .  1,000(12,310,636)(1,116,446)(13,426,082)121,935,233(73,912,181)(45,067,975)2,955,077

Net loss
 (note 5). .   --    (167,636)      --      (167,636)    --    (4,023,259)     --     (4,023,259)
              -------------------------------------------------------------------------------------
Balance
 (deficit)
 December 31,
 1995. . . . $1,000(12,478,272)(1,116,446)(13,593,718)121,935,233(77,935,440)(45,067,975)(1,068,182)
             ======================================================================================


                  See accompanying notes to consolidated financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .  $(4,190,895)    (4,137,793)    (6,532,459)
  Items not requiring (providing) cash
    or cash equivalents:
      Depreciation . . . . . . . . . . . . . .    6,561,402      8,518,226      6,750,315
      Amortization of deferred expenses. . . .    1,273,972      1,043,910      1,198,944
      Reserve for mortgage notes receivable
        (note 7(a)). . . . . . . . . . . . . .        --             --           527,774
      Long-term debt - deferred accrued
        interest . . . . . . . . . . . . . . .      633,264      2,544,737      1,061,103
      Partnership's share of operations of
        unconsolidated ventures. . . . . . . .      (67,570)       125,370        136,092
      Venture partners' share of ventures'
        operations and gain (loss) on sale . .   (2,794,709)    (4,973,254)    (3,679,780)
      Total gain on sale or disposition of
        investment properties. . . . . . . . .        --        (3,689,195)    (1,433,916)
  Changes in:
    Rents and other receivables. . . . . . . .      210,272        840,195       (641,662)
    Escrow deposits and restricted funds . . .     (879,223)       278,908      1,140,681
    Prepaid expenses . . . . . . . . . . . . .      114,728        159,359        388,221
    Accrued rents receivable . . . . . . . . .      609,926       (412,238)      (774,775)
    Accounts payable . . . . . . . . . . . . .       69,019       (100,585)      (109,105)
    Unearned rents . . . . . . . . . . . . . .       35,125        (94,413)       353,510
    Accrued interest . . . . . . . . . . . . .    2,534,421      3,686,021      5,197,995
    Accrued real estate taxes. . . . . . . . .       35,801        (28,607)      (178,984)
    Tenant security deposits . . . . . . . . .       77,132        (39,712)       (46,800)
    Deferred revenue . . . . . . . . . . . . .      231,178          --             --
                                                -----------    -----------    -----------

          Net cash provided by
            operating activities . . . . . . .    4,453,843      3,720,929      3,357,154
                                                -----------    -----------    -----------



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . .    1,392,755        895,510       (419,666)
  Additions to investment properties . . . . .   (2,396,331)    (4,338,481)    (5,280,587)
  Partnership's contributions to unconsolidated
    ventures . . . . . . . . . . . . . . . . .        --          (159,708)      (137,250)
  Payment of deferred expenses . . . . . . . .     (658,174)      (525,619)    (2,322,486)
  Cash paid for venture partners interest
    (note 4(b)). . . . . . . . . . . . . . . .     (544,473)         --             --
  Cash proceeds from sale of investment properties,
    net of selling expenses (note 7) . . . . .        --             --           932,576
                                                -----------    -----------    -----------

          Net cash used in investing activities  (2,206,223)    (4,128,298)    (7,227,413)
                                                -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from long-term debt . . . . . . . .        --             --         7,600,000
  Principal payments on long-term debt . . . .     (422,172)      (381,403)      (373,858)
  Purchase of interest in note payable (note 4(b))    --             --        (2,500,000)
  Venture partners' contributions to ventures.      251,500        579,019      1,038,350
  Distributions to venture partners. . . . . .     (251,030)         --        (2,993,631)
                                                -----------    -----------    -----------

          Net cash provided by (used in)
            financing activities . . . . . . .     (421,702)       197,616      2,770,861
                                                -----------    -----------    -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . . .    1,825,918       (209,753)    (1,099,398)
          Cash and cash equivalents,
            beginning of year. . . . . . . . .    2,102,788      2,312,541      3,411,939
                                                -----------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . .  $ 3,928,706      2,102,788      2,312,541
                                                ===========    ===========    ===========




                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1995          1994           1993
                                                -----------    -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. .  $13,405,602     13,358,819     12,932,574
                                                ===========    ===========    ===========
  Non-cash investing and financing activities:
    Purchase of venture partner's interest
     (note 4(b)):
      Addition to basis in investment property  $ 9,402,453          --             --
      Note payable . . . . . . . . . . . . . .   (5,000,000)         --             --
      Increase in venture partner's deficit
       in venture. . . . . . . . . . . . . . .   (3,857,980)         --             --
                                                -----------    -----------    -----------
          Cash paid for venture partner's
            interest in venture. . . . . . . .  $   544,473          --             --
                                                ===========    ===========    ===========
          Accrued interest added to balance of
            of long-term debt pursuant to
            loan modification (note 4(b)). . .  $ 8,530,153          --             --
                                                ===========    ===========    ===========

    Balance due on mortgage note payable retired$     --        13,514,864          --
    Reduction of land. . . . . . . . . . . . .        --        (1,905,000)         --
    Reduction of buildings and improvements. .        --       (16,801,424)         --
    Reduction of accumulated depreciation. . .        --         5,599,445          --
    Reduction of deferred expenses . . . . . .        --          (555,967)         --
    Reduction of accrued interest payable. . .        --         4,131,910          --
    Reduction of other assets and liabilities.        --          (294,633)         --
                                                -----------    -----------    -----------
          Non-cash gain recognized on disposition
            of investment property (note 4(b))  $     --         3,689,195          --
                                                ===========    ===========    ===========
    Sale of investment properties (note 7):
      Total sales proceeds, net of selling expenses$     --          --         5,387,576
      Principal balance due on mortgage payables      --             --         4,455,000
                                                -----------    -----------    -----------
        Cash proceeds from sale of investment
          properties, net of selling expenses.  $     --             --           932,576
                                                ===========    ===========    ===========

                 See accompanying notes to consolidated financial statements.


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures (note 3): Mall of Memphis Associates ("Mall of Memphis"), 767 Third Avenue Associates ("767 Third Avenue"), Riverfront Office Park Joint Venture ("Riverfront") and Excelsior Associates, LP ("824 Market Street") (property transferred to lender in December 1994, see note 4(b)). The effect of all transactions between the Partnership and the ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/National City"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                             1995                           1994
                             -------------------------------------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (Unaudited)     GAAP BASIS      TAX BASIS
                                ------------    -----------    ------------    -----------


Total assets . . . . . . . . .  $154,431,514     26,282,722    151,349,909     25,263,575

Partners' capital accounts
  (deficit) (note 5):
    General partners.. . . . .   (13,593,718)   (12,245,230)   (13,426,082)   (12,146,236)
    Limited partners.. . . . .    (1,068,182)   (21,932,672)     2,955,077    (19,556,845)

Net earnings (loss) (note 5):
    General partners.. . . . .      (167,636)       (98,993)      (306,318)       276,849
    Limited partners.. . . . .    (4,023,259)    (2,375,828)    (3,831,475)    (1,431,203)

Net loss per limited
  partnership interest . . . .        (29.27)        (17.29)        (27.88)        (10.41)
                                ============    ===========    ===========   ============



     The net loss per limited partnership interest is based upon the Limited Partnership Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($553,117 and $1,932,366 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform with the 1995 presentation.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The remaining debt, with a carrying value which approximates the SFAS 107 value which is determined by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.



(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership acquired, either directly or through joint ventures (note 3), ten apartment complexes, eight office buildings, and an enclosed shopping mall. During 1984, the Partnership sold its Arlington, Texas and its Red Bank, Tennessee apartment complexes. During 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I joint venture ("AM-CAR"), which had ownership interests in the Pavillion Towers office complex located in Aurora, Colorado and the Coast Federal Office Building located in Pasadena, California. During 1988, the Partnership (through Somerset Lake Associates) sold its Indianapolis, Indiana apartment complex. During 1991, the Partnership disposed of its interest in the Gatehall Plaza office building located in Parsippany, New Jersey. During 1992, the Partnership sold its interest in the Wood Forest Glen Apartments, the Meadowcrest Apartments and the Bitter Creek Apartments. In addition, during 1992, the lender realized upon its security and took title to the Yerba Buena West Office Building. During 1993, the Partnership sold its interest in the South Point Apartments. During 1994, the lender realized upon its security and took title to the 824 Market Street Office Building. All of the properties owned at December 31, 1995 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the operating properties has been provided over estimated useful lives of the various components as follows:

                                        YEARS
                                        -----

     Building and improvements --
       straight-line . . . . .            30
     Personal property --
       straight-line . . . . .             5
                                          ==

     All investment properties are pledged as security for the long-term debt, for which there is generally no recourse to the Partnership. The Partnership continues to make payments on its existing mortgage indebtedness related to its remaining investment properties.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.



     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, an additional provision for value impairment will be required for the properties owned by the Partnership and its consolidated ventures in the first period of implementation of SFAS 121. Such provision is currently estimated to be approximately $8,500,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1995 is a party to four operating joint venture agreements. Pursuant to such venture agreements, the Partnership made initial capital contributions of approximately $51,345,000 before legal and other acquisition costs and its share of operating deficits as discussed below. In general, the Partnership's joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     (b)  Carlyle/National City

     In July 1983, the Partnership acquired, through Carlyle/National City (a joint venture with Carlyle-XII), an interest in an office building in Cleveland, Ohio.

     The Partnership made an initial contribution of $5,445,257 to Carlyle/National City. The terms of the Carlyle/National City venture agreement provide that the capital contributions, annual cash flow, net proceeds from sale or refinancing and profit or loss will be allocated or distributed 13.7255% to the Partnership. The Partnership's net cash investment in the property was $3,341,583 after distributions resulting from the increase in the first mortgage loan.

     In January 1994, the debt service payments under the existing mortgage for National City Office Building increased from 9-5/8% to 11-7/8% until the previously scheduled maturity of the loan in December 1995. Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994, with an interest rate of 8.5%. The loan will now be amortized over 22 years with a balloon payment due on April 20, 2001. In addition, Carlyle/National City paid a prepayment penalty of $580,586 based upon the outstanding loan balance at the time of refinancing. The lender required an escrow account of $612,000 to be established at the time of the refinancing for future tenant improvements at the property. The escrowed funds are to be released to Carlyle/National City upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the extension of a tenant lease. The Carlyle/National City is required to escrow approximately $313,000 per year in 1994 through 1996 (approximately $1,284,000 at December 31, 1995) and approximately $229,000 per year in 1997 and 1998. As of December 31, 1995, no amounts had been removed from the tenant improvement escrow. Real estate taxes payable in 1994 increased due to the expiration of a 25% reduction of a real estate tax abatement that was received when the property was purchased. The final 25% of the abatement expires in 1998 for taxes payable in 1999.



(4)  LONG-TERM DEBT

    (a)  Long-term debt consisted of the following at December 31, 1995 and 1994:

                                                                     1995          1994
                                                                 -----------   -----------

9-1/2% mortgage note; secured by the Scotland Yard - Phase I apartment complex in Houston, Texas; payable in monthly
  installments of interest only until January 1, 1999
  (callable commencing January 1, 1996) when the remaining
  balance, including participation interest, is payable
  (see note 4(c)). . . . . . . . . . . . . . . . . . . . . .    $ 10,800,673    10,800,673

10% first mortgage note; secured by the Mall of Memphis
  shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $279,823 through
  January 1, 2018; additional interest payable equal to 20%
  of certain rents in excess of a specified level (approximately
  $123,000, $86,000 and $14,000 for 1995, 1994 and 1993,
  respectively). . . . . . . . . . . . . . . . . . . . . . .      29,855,127    30,208,085

14-1/2% second mortgage note; secured by the Mall of Memphis shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $41,958 through
  January 1, 2018. . . . . . . . . . . . . . . . . . . . . .       3,328,389     3,347,716

10% third mortgage note; secured by the Mall of Memphis
  shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $66,696 through
  May 1, 2003. . . . . . . . . . . . . . . . . . . . . . . .       7,477,252     7,527,139

10% mortgage note; secured by the 767 Third Avenue
  office building in New York, New York; payable in monthly
  installments of interest only until May 1, 1999 when the
  remaining principal balance of $37,986,531 is payable;
  additional interest equal to 5% of certain rents in
  excess of a specified level is payable (no additional
  interest was due for 1995, 1994 and 1993); modified,
  (see note 4(b)). . . . . . . . . . . . . . . . . . . . . .      37,986,531    37,986,531

Promissory note payable to venture partner; unsecured;
  related to 767 Third Avenue; bearing interest
  at a rate equal to the prime rate (approximately
  8.5% on December 31, 1995 and December 31,
  1994, respectively) plus 2% payable in monthly
  installments of interest only until May 1998
  when the remaining balance is payable (see note 4(b)). . .       2,500,000     2,500,000



                                                                     1995          1994
                                                                 -----------   -----------

14% first mortgage note (modified as of November 9, 1995);
  secured by the Riverfront office building in Cambridge,
  Massachusetts; payable in monthly installments of principal and interest only of $297,556 through September 1, 2018;
  additional interest payable equal to 25% of gross receipts in excess of a specified level (no additional interest was
  due for 1994 and 1993) (see note 4(b)) . . . . . . . . . .          --        24,780,548

12-1/2% second mortgage note (modified as of November 9, 1995);
  secured by the Riverfront office building in Cambridge,
  Massachusetts; payable in monthly installments of principal
  and interest of $12,693 through September 1, 2018 (see note 4(b))   --         1,167,936

11-3/4% third mortgage note (modified as of November 9, 1995);
  secured by the Riverfront office building in Cambridge,
  Massachusetts; payable in monthly installments of principal
  and interest of $26,964 through September 1, 2018 (see note 4(b))   --         2,615,507

10-1/4% fourth mortgage note (modified as of November 9, 1995);
  (total commitment $5,800,000) secured by the Riverfront office building in Cambridge, Massachusetts; payable in monthly
  installments of interest only of $48,978 through September 1995;
  thereafter, payable in monthly installments of principal and
  interest of $52,007 through September 1, 2000 (see note 4(b))       --         5,734,000

First mortgage note payable (effective January 1, 1994)
  secured by the Riverfront office building in Cambridge,
  Massachusetts; payable in monthly installments of interest only at rates ranging from 6% to 9% until December 31, 2007, or prepayment date, when the remaining balance, including the minimum return and residual amount, is payable;
  interest accrued at an effective rate of approximately
  9% commencing November 1995 (see note 4(b)). . . . . . . .      42,828,144        --

9-1/2% mortgage note; secured by the El Dorado View
  apartment complex in Webster, Texas; payable in monthly
  installments of interest only until January 1, 1999
  (callable commencing January 1, 1996) when the
  remaining balance, including participation interest,
  is payable (see note 4(c)) . . . . . . . . . . . . . . . .       5,424,309     5,267,921




                                                                     1995          1994
                                                                 -----------   -----------

9-1/2% mortgage note; secured by the Scotland Yard - Phase II apartment complex in Houston, Texas; payable in monthly
  installments of interest only until January 1, 1999
  (callable commencing January 1, 1996) when the remaining
  balance, including participation interest, is payable
  (see note 4(c)). . . . . . . . . . . . . . . . . . . . . .      11,524,122    11,047,246

8% promissory payable secured by the Partnership's purchased interest in the Mall of Memphis Associates; payable annually to the extent of Net Cash Flow (as defined); subject to certain minimum payments in 1996 and 1997;
  due August 8, 2002 (Lender has two five-year options to
  extend at the lesser of the outstanding balance of the
  loan or the Lenders Market Share (as defined)) . . . . . .       5,000,000        --
                                                                ------------   -----------
          Total debt . . . . . . . . . . . . . . . . . . . .     156,724,547   142,983,302
          Less current portion of long-term debt
            (see note 4(b)). . . . . . . . . . . . . . . . .            28,216,00134,720,167
                                                                ------------   -----------
          Total long-term debt . . . . . . . . . . . . . . .    $128,508,546   108,263,135
                                                                ============   ===========


     Five year maturities of long-term debt are as follows:

                  1996 . . . . . . . .   $28,216,001
                  1997 . . . . . . . .       516,907
                  1998 . . . . . . . .     3,072,335
                  1999 . . . . . . . .    38,620,295
                  2000 . . . . . . . .       701,859
                                         ===========

     (b)  Long-Term Debt Modifications and Refinancings

     General

     As described below, the Partnership has received mortgage note modifications on certain properties. Upon expiration of such modifications or scheduled maturity of the loans, should the Partnership not seek or be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. This would likely result in the Partnership no longer having an ownership (or security interest) in such properties. Such decisions will be made on a property-by-property basis and could result in a net gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     767 Third Avenue Office Building

     In May 1992, the 767 Third Avenue venture obtained from the existing lender a mortgage loan which replaced a previous loan with such lender. Such replacement loan which matures in May 1998 bears a substantially lower interest rate (10%) than the original loan (12-3/8%). In connection therewith, 767 Third Avenue was required to fund approximately $5,400,000 into an escrow account for future leasing costs and debt service shortfalls resulting from anticipated tenant turnover. The Partnership's venture partner loaned $5,000,000 to the venture in order to supplement the ventures cash payment to fund the net escrow reserve account. In 1993, the reserve account was depleted and the venture (by way of partner contributions) continues to fund required leasing costs and debt service shortfalls. The loan funded by the Partnership's venture partner earns interest at an adjustable rate (10.5% at each for December 31, 1995 and 1994) and provides for repayment of principal and interest out of the available cash flow from property operations and sale or refinancing proceeds. In June 1993, the Partnership purchased a 50% interest in the venture partner's loan including the related accrued interest.
Accordingly, the Partnership's 50% interest in the principal portion of the loan ($2,500,000) and the related interest has been eliminated in the Consolidated Financial Statements.

     824 Market Street Office Building

     Competition had risen significantly for the 824 Market Street Venture primarily due to new office building development in the area and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments, the venture negotiated with the first mortgage lender for a possible modification to the mortgage note. Such negotiations were unsuccessful and the first mortgage lender was the successful bidder at the foreclosure sale held in October 1994. The deed was conveyed to the first mortgage lender on December 12, 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting purposes and Federal income tax purposes of $3,689,195 and $6,805,134, respectively, with no corresponding distributable proceeds.



     Riverfront Office Building

     The property has been operating at a deficit while the lender under the four existing mortgage notes had accepted payments of partial debt service, the aggregate loan balance of approximately $34,298,000 had been reflected as a current liability in the consolidated financial statements at December 31, 1994. In order to reduce debt service payments, the joint venture initiated discussions with the lender to negotiate modifications to the mortgage notes. Effective November 1995, the joint venture entered into a Loan Repayment Agreement with the existing lender. The terms of the agreement generally provide for a loan restructure that retroactively reduces the interest rate payable on the loans and adjusts the terms of the loans from their present maturity. The loans (which previously accrued interest at rates ranging from 10% to 14% per annum) accrue interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, as participating interest, taking into account the annual interest payable as set forth above, the lender is entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) upon repayment.

     For financial reporting purposes, the principal amount of the loan and accrued interest as of the effective date of the restructuring have been classified as long-term debt. In addition, notwithstanding the payments specified above, interest accrues at the effective rate of approximately 9.7% based upon the future cash payments specified by the terms of the Repayment Agreement.

     The loan restructure also requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. The agreement further prohibits distributions of excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained and utilized prior to withdrawing escrow deposits for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender.

     In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At December 31, 1995, the total amount of ground lease payments in arrears is approximately $496,000. In this regard, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments since February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. Pursuant to this amendment, such unpaid ground rent accrues at the lessor of (a) interest at the amended loan terms or (b) 14% after repayment of the loan (net of any management fees received by the lessor). However, the proposed loan restructure also provides that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but at a reduced amount (as defined).



     Mall of Memphis

     In March 1993, the venture finalized, in the form of a third mortgage loan, from the lender for its other mortgage loans, additional financing of $7,600,000 for ten years at a rate of 10% per annum. The Partnership's share of the funding in 1993 was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues.

     In August 1995, the Partnership purchased the venture partner's 36.94% interest in Mall of Memphis and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest. Accordingly, the Partnership has accounted for its investment in Mall of Memphis as wholly-owned as of August 1995. The purchase price of approximately $5,500,000, of which $500,000 (plus certain closing costs) was paid in cash at closing with the balance represented by a $5,000,000 promissory note. The purchase price exceeded the venture partner's capital account balance for financial reporting purposes by $9,402,453. This difference was accounted for as additional basis in the investment property for financial reporting purposes. Correspondingly, the venture partner's deficit in ventures was reduced by $3,857,980. Interest accrues on the unpaid balance of the promissory note at a rate of 8.0% per annum from the acquisition date and is payable June 1 of each year solely to the extent of 36.94% of the venture's annual cash flow (as defined) for the preceding calendar year, with any unpaid interest also accruing interest at 8.0% per annum. The note is non-recourse and is secured only by the purchased partnership interest. However, the Partnership has guaranteed the venture partner (seller), on a recourse basis, that the interest payment to be paid on June 1, 1996 shall be no less than $300,000 and that the interest payment to be paid on June 1, 1997 shall be no less than $600,000 less the amount actually paid by the Partnership on June 1, 1996. Any amounts required to be paid in excess of the interest accrued to date is applied to the outstanding principal balance of the note. The promissory note requires repayment of principal and all accrued interest at maturity (subject to reduction under certain circumstances related to the property's market value) which is the earlier of August 2002 (lender has two five-year options to extend) or upon sale of the property. The venture partner has a right of first opportunity (as defined) to purchase the property.

   In May 1994, an affiliate of the General Partners had assumed management of the property. Such affiliate had agreed at such time to pay the former manager (an affiliate of the venture partner) an annual fee of $50,000 as compensation for the assumption of the management contract. In conjunction with the August 1995 transfer of the venture partner's interest, the venture partner's rights to this annual management contract assumption fee were assigned to the Partnership and settled for $250,000 by such affiliate (subject to ratable refund by the Partnership should the management agreement be terminated prior to January 1, 2001).

     (c)  Refinancings

     In December 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire the existing long-term mortgage notes secured by the Scotland Yard - Phase I and II, South Point and El Dorado View apartment complexes. The Partnership sold the South Point Apartments in July 1993 (note 7). The loans provide for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a calendar year (all as defined) exceed a base amount. For the fiscal years ended 1995, 1994 and 1993, contingent interest was approximately $282,000, $257,000 and $293,000, respectively. In the event that these properties are sold 90 days or earlier before the maturity date of the loan, the lender is entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full calendar years preceding the sale (all as defined). The lender is also entitled to additional contingent interest if such prepayment penalty, as calculated above, is less than certain internal rates of return (13.25%- 14.00%) as defined in the note. The Partnership has recorded an accrual for such additional contingent interest of $4,239,104 and $3,605,840 as deferred accrued interest included in the balance of such debt in the accompanying consolidated financial statements at December 31, 1995 and 1994, respectively. The lender has the right (with 120 days prior notification) to call the remaining loans (at par) at any time after January 1, 1996. Although no such notification has been received as of the date of this report, and the Partnership has received no such indication that such notification is eminent, the Partnership may assign title to the properties to the lender in satisfaction of the loans if the Partnership is unsuccessful in selling or refinancing the properties prior to the lender exercising its rights to call the loans. As a result, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The Partnership has been marketing the Scotland Yard Phase I and II and the El Dorado View apartment complexes for sale. The Partnership has sales contracts from an independent third party to purchase the properties. The sale is contingent upon, among other things, the purchaser obtaining necessary financing to close the transaction. There can be no assurances that the proposed sale will be consummated. However, the Partnership has obtained the lenders approval with respect to terms of the sale.

     The lender required the establishment of an escrow account, initially of approximately $980,000 in the aggregate, to be used towards the purchase of major capital items at the apartment complexes. Additionally, the lender required $150,000 of the sale proceeds from South Point Apartments to be added to the escrow account. During 1995, the Partnership had fully depleted the escrow account.

     Due to the rights of the lender as described above, the Partnership has classified the loans, including accrued additional contingent interest, (with an outstanding balance of $27,749,104) as current liabilities in the accompanying consolidated balance sheet at December 31, 1995.


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

     The Partnership Agreement also generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event which would cause the deficit balance in absolute amount in the capital account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the capital account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Limited Partners.

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



    The Partnership Agreement provides that the Limited Partners shall receive 99% and the General Partners shall receive 1% of the sale or refinancing proceeds of a real property (net after expenses and retained working capital) until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which when combined with sale or refinancing proceeds previously distributed, equal to a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1983. After such distributions, the General Partners shall receive (to the extent not previously received) proceeds up to 3% of the aggregate sales price of properties previously sold by the Partnership with any remaining proceeds allocated 85% to the Limited Partners and 15% General Partners. The Limited Partners have not yet received cash distributions of sale or refinancing proceeds in an amount equal to their initial capital investment. Therefore, no sale proceeds would currently be distributable to the General Partners pursuant to the distribution levels described above.

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

     Certain of the Partnership's properties have been managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the affiliated property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Scotland Yard-Phase I and II Apartments and the El Dorado View Apartments after the sale on the same terms that existed prior to the sale.


(7)  SALES OF INVESTMENT PROPERTIES

     Pavillion Towers, Aurora, Colorado

     During April 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I ("Am-Car") (which owned the Pavillion Towers office complex located in Aurora, Colorado) to its venture partners for $1,000,000 in cash, promissory notes aggregating $3,750,000 and the venture partners' assumption of the Partnership's share of the debt encumbering the property.

The two promissory notes of $3,000,000 and $750,000 bear interest at various rates and are due in April 1996. Beginning in 1991, the Partnership has not received the scheduled interest payments of $15,000 on the $750,000 note and as of the date of this report, the Partnership has not received the 1993 or 1994 scheduled interest payments of $60,000 each on the $3,000,000 note. Although these notes are secured by personal guarantees from principals of the venture partner, collection of all past due and future amounts from these notes are considered unlikely; however, the Partnership is evaluating all of its legal options. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve was established at December 31, 1993 to reduce the notes receivable balance to an amount not to exceed the related deferred gain on sale.

     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method of accounting. No profit was recognized in 1995, 1994 or 1993.

     (b)  South Point Apartments

     On July 29, 1993, the Partnership sold the land, buildings and related improvements and personal property of the South Point apartments complex located in Houston, Texas to an unaffiliated buyer at a sales price determined by arm's-length negotiations. The sales price of the property was $5,600,000 (before closing costs and prorations). A major portion of the sales proceeds was utilized to retire the related underlying mortgage principal of $4,455,000. The Partnership received in connection with the sale, after all fees and expenses, approximately $932,000. Of this amount, the lender was entitled to approximately $606,000 as participation in the sales proceeds. Therefore, the Partnership received a net amount of cash of approximately $326,000, of which $150,000 was required by the lender to be escrowed for the benefit of the Partnership's other properties financed by the lender, as more fully discussed in note 4(c). As a result of the sale, the Partnership has recognized in 1993 a gain of $1,433,916 and $3,512,797 for financial reporting purposes and for Federal income tax purposes, respectively.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Partnership's and its consolidated ventures' principal assets are two office buildings, one enclosed shopping mall and three apartment complexes. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office building and shopping center tenants range in term from one to twenty-four years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon
percentages of tenant sales volumes.   With respect to the Partnership's
shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

Apartment complex leases in effect at December 31, 1995 are generally for a term of one year or less and provide for annual rents of approximately $5,564,000.



     Cost of the leased assets net of accumulated depreciation are summarized as follows at December 31, 1995:

              Shopping mall:
                Cost . . . . . . . . . .  $ 64,996,245
                Accumulated depreciation   (20,964,593)
                                          ------------
                                            44,031,652
                                          ------------
              Office buildings:
                Cost . . . . . . . . . .   116,830,474
                Accumulated depreciation   (48,985,702)
                                          ------------
                                            67,844,772
                                          ------------
              Apartment complexes:
                Cost . . . . . . . . . .         27,672,436
                Accumulated depreciation   (12,047,332)
                                          ------------
                                            15,625,104
                                          ------------
              Total. . . . . . . . . . .  $127,501,528
                                          ============

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

              1996 . . . . . . . . . . .    $19,263,470
              1997 . . . . . . . . . . .     16,072,833
              1998 . . . . . . . . . . .     12,288,036
              1999 . . . . . . . . . . .     10,039,450
              2000 . . . . . . . . . . .      8,118,110
              Thereafter . . . . . . . .     29,426,005
                                            -----------
              Total. . . . . . . . . . .    $95,207,904
                                            ===========

     Additional contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1995, 1994 and 1993:

              1993 . . . . . . . . . . .       $352,862
              1994 . . . . . . . . . . .        277,151
              1995 . . . . . . . . . . .        354,677
                                               ========

     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease.

     The Riverfront venture owns a net leasehold interest which expires in 2061 (subject to a 19-year extension) in the land underlying the Cambridge, Massachusetts office building. The lease provides for annual rent equal to the greater of 2% of gross income from the property or a minimum amount (which increases on a fixed schedule from $132,700 at inception,to $298,575 for the years 2007 through 2080). The joint venture has not made the scheduled ground lease payments since February 1993. At December 31, 1995, the total amount of ground lease payments in arrears is approximately $496,000. Reference is made to note 4(b) regarding the waiver of any and all scheduled ground rent payments due under the lease since February 1993 in conjunction with a loan restructure with the mortgage lender.



    Future minimum rental commitments under this lease are as follows:

                  1996 . . . . . . . .   $   187,417
                  1997 . . . . . . . .       212,230
                  1998 . . . . . . . .       212,230
                  1999 . . . . . . . .       212,230
                  2000 . . . . . . . .       212,230
                  Thereafter . . . . .    17,841,449
                                         -----------

                  Total. . . . . . . .   $18,877,786
                                         ===========


(9)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995         1994          1993         1995
                                       --------     --------      --------  --------------
Property management and
  leasing fees (note 6). . . . . .     $344,158      381,810       322,125        18,487
Insurance commissions. . . . . . .       34,756       32,821        31,165         --
Reimbursement (at cost) for
  accounting services. . . . . . .      115,562      110,687        67,624         --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . .       27,279        8,230         6,025         --
Reimbursement (at cost) for
  legal services . . . . . . . . .        3,130        4,920         6,012         --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . .       77,031       58,118        66,391        34,314
                                       --------     --------      --------        ------

                                       $601,916      596,586       499,342        52,801
                                       ========     ========      ========        ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $42,729 that had not previously been reimbursed.




     The Corporate General Partner has deferred payment of partnership management fees of $11,936. In addition, distributions to the General Partners of the first quarter 1991 net cash flow of the Partnership aggregating $7,161 have been deferred. These amounts do not bear interest and are expected to be paid in future periods.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.








                                                                                   SCHEDULE III
                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1995
                            INITIAL COST TO                    GROSS AMOUNT AT WHICH CARRIED
                            PARTNERSHIP (A)                        AT CLOSE OF PERIOD (B)
                     ---------------------------    COSTS----------------------------------------
                         LAND AND    BUILDINGS    CAPITALIZED   LAND AND   BUILDINGS
                         LEASEHOLD     AND      SUBSEQUENT TO  LEASEHOLD      AND
            ENCUMBRANCE  INTEREST   IMPROVEMENTS ACQUISITION    INTEREST  IMPROVEMENTS  TOTAL (E)
            ----------- ----------- -------------------------- ---------- -----------------------
APARTMENT
 BUILDINGS:
 Webster,
  Texas. . .$  5,424,309    470,507    6,113,536      675,929     470,507    6,789,465  7,259,972
 Houston,
  Texas
  (Scotland
  Yard-
  Phase I) . 10,800,673   1,076,225    7,455,923    1,319,426   1,076,225    8,775,349  9,851,574
 Houston,
  Texas
  (Scotland
  Yard-
  Phase II). 11,524,122   1,008,600    8,192,059    1,360,231   1,008,600    9,552,290 10,560,890
OFFICE
 BUILDINGS:
 New York,
  New York
  (767 Third
  Avenue)(D) 40,486,531  10,252,897   59,515,887    8,496,022  10,252,897   68,011,909 78,264,806
 Cambridge,
  Massachu-
  setts (D). 42,828,144      (C)      27,114,515   11,451,152      (C)      38,565,667 38,565,667
SHOPPING
 MALL:
 Memphis,
  Tennessee
  (D). . . . 45,660,768   3,608,935   39,870,758   21,516,553   4,845,862   60,150,384 64,996,246
           ------------  ----------  -----------   ----------  ----------  ----------------------
    Total. .$156,724,547 16,417,164  148,262,678   44,819,313  17,654,091  191,845,064209,499,155
           ============  ==========  ===========   ==========  ==========  ======================


                                                                     SCHEDULE III - CONTINUED
                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1995

                                                                     LIFE ON WHICH
                                                                     DEPRECIATION
                                                                      IN LATEST
                                                                     STATEMENT OF       1995
                       ACCUMULATED            DATE OF     DATE        OPERATION     REAL ESTATE
                      DEPRECIATION(F)      CONSTRUCTION ACQUIRED     IS COMPUTED       TAXES
                     ----------------      ----------------------  ---------------  -----------
APARTMENT COMPLEXES:
 Webster, Texas. . . .   $ 3,519,278           1980       7/31/81       5-30 years      136,493
 Houston, Texas
  (Scotland Yard-
  Phase I) . . . . . .     4,189,727           1981       4/15/81       5-30 years      312,474
 Houston, Texas
  (Scotland Yard-
  Phase II). . . . . .     4,338,327           1982       6/28/82       5-30 years      286,483
OFFICE BUILDINGS:
 New York, New York
  (767 Third Avenue)
  (D). . . . . . . . .    33,093,836           1981       9/30/81       5-30 years    2,006,241
 Cambridge, Massachusetts
  (D). . . . . . . . .    15,891,865           1983      10/22/81       5-30 years    1,221,867
SHOPPING MALL:
 Memphis,
  Tennessee (D). . . .    20,964,594           1981        8/3/81       5-30 years    1,537,156
                         -----------                                                  ---------

    Total. . . . . . .   $81,997,627                                                  5,500,714
                         ===========                                                  =========

- ------------------
       (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $186,987,000.
       (C) Property operated under ground lease; see Note 8(b).
       (D) Properties owned and operated by joint ventures; see Note 3.


                                                                  SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                       DECEMBER 31, 1995

(E)  Reconciliation of real estate owned:

                                                     1995          1994            1993
                                                 ------------  ------------   ------------
     Balance at beginning of period. . . . . .   $197,649,247   212,017,190    213,213,361
     Additions during period . . . . . . . . .     11,849,908     4,338,481      5,280,587
     Dispositions during period. . . . . . . .          --      (18,706,424)    (6,476,758)
                                                 ------------  ------------   ------------

     Balance at end of period. . . . . . . . .   $209,499,155   197,649,247    212,017,190
                                                 ============  ============   ============

(F)   Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . .   $ 75,428,110    72,509,329     68,282,112
     Depreciation expense. . . . . . . . . . .      6,569,517     8,518,226      6,750,315
     Reductions during period. . . . . . . . .          --       (5,599,445)    (2,523,098)
                                                 ------------  ------------   ------------

     Balance at end of period. . . . . . . . .   $ 81,997,627    75,428,110     72,509,329
                                                 ============  ============   ============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1995 and 1994.


                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. (formerly known as Realty Associates-XI, L.P.), an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive and certain other officers of the Corporate General Partner are as follows:


                                                     SERVED IN
    NAME                   OFFICE                   OFFICE SINCE
    ----                   ------                   ------------

    Judd D. Malkin         Chairman                 5/03/71
                           Director                 5/03/71
                           Chief Financial Officer  2/22/96
    Neil G. Bluhm          President                5/03/71
                           Director                 5/03/71
    Burton E. Glazov       Director                 7/01/71
    Stuart C. Nathan       Executive Vice President 5/08/79
                           Director                 3/14/73
    A. Lee Sacks           Director                 5/09/88
    John G. Schreiber      Director                 3/14/73
    H. Rigel Barber        Executive Vice President 1/02/87
                           Chief Executive Officer  8/01/93
    Glenn E. Emig          Executive Vice President 1/01/93
                           Chief Operating Officer  1/01/95
    Gary Nickele           Executive Vice President 1/01/92
                           and General Counsel      2/27/84
    Gailen J. Hull         Senior Vice President    6/01/88
    Howard Kogen           Senior Vice President    1/02/86
                           Treasurer                1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-
XVII), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the Corporate General Partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.


     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investment business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993, no cash distributions were paid to the General Partners. In 1991, the General Partners deferred distributions of $7,161 and management fees of $11,936.

     Urban Retail Properties, Co., an affiliate of the Corporate General Partner, provided property management and leasing services at the Mall of Memphis during 1995. In 1995, such affiliate earned property management and leasing fees amounting to $344,158 which $18,487 were unpaid at December 31, 1995. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1995 aggregating $34,756 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner of the Partnership and their affiliates may be reimbursed for their salaries, salary related and direct expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $223,002. Cumulative amounts unpaid at December 31, 1995 were $34,314.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth above in Item 10.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                              BENEFICIAL                          OF BENEFICIAL                      PERCENT
TITLE OF CLASS                  OWNER                              OWNERSHIP                         OF CLASS
- --------------                ----------                       -----------------                     --------
Limited Partnership
Interests                     JMB Realty Corporation           85 Interests directly                 Less than 1%

Limited Partnership
Interests                     Corporate General                85 Interests directly                 Less than 1%
                              Partner, its
                              officers and
                              directors and
                              the Associate
                              General Partner
                              as a group

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


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

       (1) Financial Statements (See Index to Financial Statements filed with this annual report).

       (2)      Exhibits.

           3-A.*The Prospectus of the Partnership dated May 8, 1981, as supplemented on July 27, 1981, October 9, 1981, November 5, 1981, December 10, 1981, February 19, 1982 and April 23, 1982, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Form 10-K Report for December 31, 1994 filed on March 27, 1995.

           3-B.*Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated by reference to Exhibit 3-B to the Partnership's Form 10-K Report for December 31, 1994 filed on March 27, 1995.

           4-A. Long-term debt modification relating to the 767 Third Avenue Office Building in New York, New York is hereby incorporated by reference to Exhibit 4-A to the Partnership's Report on Form 10-K (File No. 0-10494) for December 31, 1994 dated on March 27, 1995.

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

           4-D.*Fourth mortgage loan document secured by the Riverfront Office Building in Cambridge, Massachusetts is hereby incorporated by reference to Exhibit 4-D to the Partnership's Report on Form 10-K for December 31, 1994 dated on March 27, 1995.

           4-E. Deed of trust note document dated March 31, 1993 secured by the Mall of Memphis in Memphis, Tennessee is hereby incorporated by reference to Exhibit 4-E to the Partnership's Report on Form 10-K for December 31, 1994 dated on March 27, 1995.



           4-F. Loan repayment agreement related to the first through fourth mortgage loan documents secured by the Riverfront Office Building in Cambridge Massachusetts is incorporated herein by reference to Exhibit 4-F to the Partnership's Report on Form 10-K (File No. 0-10494) for December 31, 1994 dated on March 27, 1995.

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

           10-D.Amended and Restated Promissory Note, dated April 30,
1994 between Carlyle/National City Associates and New York Life Insurance Company relating to the National City Center Office Building is hereby incorporated by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-10494) dated August 12, 1994.

           10-E.Acquisition documents relating to the purchase by the Partnership of the venture partner's interest in the Mall of Memphis in Memphis, Tennessee, incorporated by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-10494) dated November 9, 1996.

           21.  List of Subsidiaries.

           24.  Powers of Attorney

           27.  Financial Data Schedule
           _____________

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

     (b) No Reports on Form 8K have been filed since the beginning of the last quarter covered by this report.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

               By:   JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
               By:   Gailen J. Hull
                     Senior Vice President
               Date: March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               By:   JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
               By:   Judd D. Malkin, Chairman and
                     Chief Financial Officer
               Date: March 25, 1996

                     NEIL G. BLUHM*
               By:   Neil G. Bluhm, President and Director
               Date: March 25, 1996

                     H. RIGEL BARBER*
               By:   H. Rigel Barber, Chief Executive Officer
               Date: March 25, 1996

                     GLENN E. EMIG*
               By:   Glenn E. Emig, Chief Operating Officer
               Date: March 25, 1996


                     GAILEN J. HULL
               By:   Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
               Date: March 25, 1996

                     A. LEE SACKS*
               By:   A. Lee Sacks, Director
               Date: March 25, 1996

                     STUART C. NATHAN*
               By:   Stuart C. Nathan, Executive Vice President
                       and Director
               Date: March 25, 1996

               *By:  GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
               By:   Gailen J. Hull, Attorney-in-Fact
               Date: March 25, 1996


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

4-B.     Mortgage loan documents secured
         by the Mall of Memphis             Yes

4-C.     First through third mortgage
         loan documents secured by the
         Riverfront Office Building         Yes

4-D.     Fourth mortgage loan document
         secured by the Riverfront
         Office Building                    Yes

4-E.     Deed of trust note dated
         March 31, 1993 secured by the
         Mall of Memphis                    Yes

4-F.     Loan Repayment Agreement
         secured by the Riverfront
         Office Building                    Yes

10-A.    Acquisition documents related
         to the 767 Third Avenue
         Office Building                    Yes

10-B.    Acquisition documents related
         to the Mall of Memphis             Yes

10-C.    Acquisition documents related
         to the Riverfront Office Building  Yes

10-D.    Amended and Restated Promissory
         Note, between Carlyle/National
         City Center Office Building        Yes

10-E.    Acquisition documents relating
         to the purchase by the Partnership
         of the venture partner's interest
         in the Mall of Memphis             Yes

21.      List of Subsidiaries               No

24.      Powers of Attorney                 No

27.      Financial Data Schedule            No