Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1996-05-15
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended March 31, 1996   Commission file number 0-10494



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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    11




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    13






PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  2,390,411      3,928,706
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,351,622 and $1,524,496 at
    March 31, 1996 and December 31, 1995, respectively) . . . . . . . .          780,006      1,126,899
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . . .        3,543,329      2,110,717
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          666,541      1,184,253
                                                                            ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        7,380,287      8,350,575
                                                                            ------------    -----------

Mortgage notes receivable (net of reserve for
 uncollectibility of $527,774). . . . . . . . . . . . . . . . . . . . .        2,067,695      2,067,695
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .       17,654,091     17,654,091
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      183,733,078    191,845,064
                                                                            ------------    -----------
                                                                             201,387,169    209,499,155
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       83,513,791     81,997,627
                                                                            ------------    -----------
        Total investment properties, net
          of accumulated depreciation . . . . . . . . . . . . . . . . .      117,873,378    127,501,528

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          602,570        547,381
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,944,923      4,147,934
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        2,766,346      2,910,837
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .       13,403,768      8,905,564
                                                                            ------------    -----------
                                                                            $148,038,967    154,431,514
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 28,274,605     28,216,001
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,432,806      1,559,456
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          679,028        675,234
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,064,738      2,270,877
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          891,258      1,511,605
                                                                            ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       33,342,435     34,233,173
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          215,319        222,353
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .      128,882,029    128,508,546
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .          223,825        231,178
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      162,663,608    163,195,250
Deferred gain on sale of investment property. . . . . . . . . . . . . .        2,067,695      2,067,695
Venture partners' subordinated equity in ventures . . . . . . . . . . .        3,543,938      3,830,469
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (12,812,734)   (12,478,272)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,116,446)    (1,116,446)
                                                                            ------------    -----------
                                                                             (13,928,180)   (13,593,718)
                                                                            ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (83,175,352)   (77,935,440)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (45,067,975)   (45,067,975)
                                                                            ------------    -----------
                                                                              (6,308,094)    (1,068,182)
                                                                            ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (20,236,274)   (14,661,900)
                                                                            ------------    -----------
                                                                            $148,038,967    154,431,514
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 8,252,436      8,737,707
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,304         36,930
                                                                             -----------     ----------
                                                                               8,298,740      8,774,637
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .        3,856,670      3,933,323
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,516,164      1,594,309
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        4,397,737      4,081,413
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           95,670         85,100
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .          262,171        246,969
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           84,625         71,818
  Provision for value impairment. . . . . . . . . . . . . . . . . . . .        8,500,000          --
                                                                             -----------     ----------
                                                                              18,713,037     10,012,932
                                                                             -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . .      (10,414,297)    (1,238,295)

Partnership's share of operations of
  unconsolidated venture  . . . . . . . . . . . . . . . . . . . . . . .           55,189        (50,854)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,784,734        554,190
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .      $(5,574,374)      (734,959)
                                                                             ===========     ==========
        Net earnings (loss) per limited partnership interest. . . . . .      $    (38.93)         (5.13)
                                                                             ===========     ==========
        Cash distributions per limited partnership interest . . . . . .      $     --             --
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (5,574,374)       (734,959)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,516,164       1,594,309
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       262,171         246,969
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .       546,492          69,720
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (55,189)         50,854
    Venture partner's share of venture's operations . . . . . . . . . . . .    (4,784,734)       (554,190)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .     8,500,000           --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       346,893        (234,107)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       517,712          27,799
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,432,612)          5,012
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       144,491        (121,592)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (126,650)       (184,887)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,794        (158,624)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (206,139)        228,955
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (620,347)       (612,686)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (7,034)         (3,341)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,353)          --
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (976,715)       (380,768)
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales (purchases) and maturities of short-term investments. . . . . .         --            944,164
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (388,015)       (442,566)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (59,160)        (35,753)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .      (447,175)        465,845
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (114,405)       (101,556)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (114,405)       (101,556)
                                                                             ------------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .    (1,538,295)        (16,479)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     3,928,706       2,102,788
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  2,390,411       2,086,309
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  3,516,317       3,634,648
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $57,461      82,870          --
Insurance commissions,
 management fees to
 corporate general
 partner and reimburse-
 ment (at cost) for
 out-of-pocket
 expenses . . . . . . . . . .      18,726       3,222         48,757
                                  -------      ------         ------

                                  $76,187      86,092         48,757
                                  =======      ======         ======




RIVERFRONT OFFICE BUILDING

     The restructured loan secured by the building and improvements requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. The agreement further prohibits the venture owning the property from distributing excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender prior to withdrawing escrow deposits.

     Keystone Investors, occupying approximately 25% of Riverfront's net rentable area, will vacate upon its scheduled lease expiration in September 1996.

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. The ground lessor is a general partner of the venture partner. At March 31, 1996, the total amount of ground lease payments in arrears is approximately $570,000.

     The Partnership recorded a provision for value impairment of $8,500,000 as of January 1, 1996. Riverfront is not considered a source of future liquidity to the Partnership.


767 THIRD AVENUE OFFICE BUILDING

     Occupancy at the property is 96% at March 31, 1996. In 1996 and 1997, expiration of tenant leases will be approximately 24% and 12%, respectively. There is no assurance that the expiring tenants can be retained. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in reduced effective rental rates. The adverse market conditions and the negative impact of effective rental rates are expected to continue over the next few years.


MALL OF MEMPHIS

     During the first quarter of 1996, an increase in vacancies of approximately 5% of the gross leasable area of the mall is due to tenant bankruptcies and liquidations. Expiration of tenant leases will be approximately 13% and 12%, in 1996 and 1997, respectively. There is no assurance that the tenants with expiring leases can be retained.

     Pursuant to the terms of the note payable to the former venture partner, the Partnership has guaranteed a $300,000 payment payable on June 1, 1996.


SCOTLAND YARD - PHASE I AND II AND EL DORADO VIEW APARTMENT COMPLEXES

     The lender has the right to call the loans securing the properties (at par) at any time after January 1, 1996. Although no such notification has been received as of the date of this report and the Partnership has received no such indication that such notification is imminent, the Partnership may assign title to the properties to the lender in satisfaction of the loans if the Partnership is unsuccessful in selling or refinancing the properties prior to the lender exercising its rights to call the loans. As a result, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The Partnership entered into sales contracts from an independent third party to purchase the properties. However, these contracts have expired without consummation of the sale and as of the date of this report, it is not anticipated that the purchaser will continue efforts to purchase the apartment complexes. The Partnership continues to market the apartment complexes for sale, there can be no assurance that a satisfactory sales transaction will be completed in 1996.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     At March 31, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,390,000. Such funds have been retained for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits and potential leasing costs at the Mall of Memphis, 767 Third Avenue Office Building, National City Center Office Building and Scotland Yard Phases I and II.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is primarily due to the funding of operating deficits at certain of the Partnership's investments.

     The decrease in prepaid expenses and the increase in escrow deposits at March 31, 1996 as compared to December 31, 1995 is due to the amortization of prepaid real estate taxes and the establishment of a real estate tax escrow account for 767 Third Avenue. The remaining increase in escrow deposits is primarily due to fundings to the capital escrow accounts at Riverfront pursuant to the terms of the mortgage loan.

     The aggregate decrease in buildings and improvements and the increase in venture partner's deficit in venture at March 31, 1996 as compared to December 31, 1995 and the increase in venture partners' share of venture operations for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the provision for value impairment for the Riverfront office building.

     The decrease in accrued interest and accrued real estate taxes at March 31, 1996 as compared to December 31, 1995 is due to the timing of payments of contingent mortgage interest and real estate taxes at the Mall of Memphis, El Dorado View and Scotland Yard I and II.

     The decrease in rental income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to reduced occupancy in 1996 at the Mall of Memphis.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Scotland Yard Apartments
     -Phase II
     Houston, Texas . . . . . .      93%       90%        95%       98%     94%
2.  Mall of Memphis
     Memphis, Tennessee . . . .      82%       82%        82%       84%     76%
3.  Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . . .      95%       95%        99%       99%     99%
4. Scotland Yard Apartments
     -Phase I
     Houston, Texas . . . . . .      93%       93%        93%       96%     94%
5. El Dorado View Apartments
     Houston, Texas . . . . . .      94%       95%        90%       92%     92%
6. 767 Third Ave.
     Office Building
     New York, New York . . . .      92%       95%        95%       92%     96%
7. National City Center
     Office Building
     Cleveland, Ohio. . . . . .      97%       97%        97%       97%     97%



ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

   Response:

   (a)     Exhibits:

      3-A.     The Prospectus of the Partnership dated May 8, 1981, as
supplemented on July 27, 1981, October 9, 1981, November 5, 1981, December 10, 1981, February 19, 1982 and April 23, 1982, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 of the Securities Exchange Act of 1934 (File No. 0-10494) filed on March 19, 1993.

      3-B.     Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus, which agreement is hereby incorporated by reference to Exhibit 3-B to the Partnership's Report on Form 10-K for December 31, 1992 of the Securities Exchange Act of 1934 (File No. 0-10494) filed on March 19, 1993.

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

      4-D.     Fourth mortgage loan document secured by the Riverfront
Office Building in Cambridge, Massachusetts is hereby incorporated by reference to Exhibit 4-D to the Partnership's Report on Form 10-K for December 31, 1992 of the Securities Exchange Act of 1934 (File No. 0-10494) filed on March 19, 1993.

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

      10-E.    Acquisition documents relating to the purchase by the
Partnership of the venture partner's interest in the Mall of Memphis in Memphis, Tennessee incorporated by reference to the Partnership's report for September 30, 1995 on Form 10-Q (File No. 0-10494) dated November 9, 1995.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996