Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1996-08-14
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended June 30, 1996    Commission file number 0-10494



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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    13




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    15

Item 5.    Other Information. . . . . . . . . . . . . . . . .    15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    16






PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  2,932,019      3,928,706
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,326,620 and $1,524,496 at
    June 30, 1996 and December 31, 1995, respectively). . . . . . . . .          419,180      1,126,899
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . . .        4,219,329      2,110,717
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           94,156      1,184,253
                                                                            ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        7,664,684      8,350,575
                                                                            ------------    -----------

Mortgage notes receivable (net of reserve for
 uncollectibility of $327,774 at June 30, 1996 and
 $527,774 at December 31, 1995) . . . . . . . . . . . . . . . . . . . .        1,867,695      2,067,695
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .       17,654,091     17,654,091
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      184,416,135    191,845,064
                                                                            ------------    -----------
                                                                             202,070,226    209,499,155
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       85,153,609     81,997,627
                                                                            ------------    -----------
        Total investment properties, net
          of accumulated depreciation . . . . . . . . . . . . . . . . .      116,916,617    127,501,528

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          645,060        547,381
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,703,246      4,147,934
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        2,649,728      2,910,837
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .       13,601,140      8,905,564
                                                                            ------------    -----------
                                                                            $147,048,170    154,431,514
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 33,532,012     28,216,001
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,382,189      1,559,456
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          494,095        675,234
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,331,094      2,270,877
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,150,734      1,511,605
                                                                            ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       38,890,124     34,233,173
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          221,373        222,353
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .      124,264,886    128,508,546
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .          428,241        231,178
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      163,804,624    163,195,250
Deferred gain on sale of investment property. . . . . . . . . . . . . .        1,867,695      2,067,695
Venture partners' subordinated equity in ventures . . . . . . . . . . .        3,095,516      3,830,469
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (12,766,583)   (12,478,272)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,116,446)    (1,116,446)
                                                                            ------------    -----------
                                                                             (13,882,029)   (13,593,718)
                                                                            ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (84,704,894)   (77,935,440)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (45,067,975)   (45,067,975)
                                                                            ------------    -----------
                                                                              (7,837,636)    (1,068,182)
                                                                            ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (21,719,665)   (14,661,900)
                                                                            ------------    -----------
                                                                            $147,048,170    154,431,514
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 8,468,033     8,165,086    16,720,469    16,554,465
  Interest income . . . . . . . . . . . . . . . .       57,040        52,293       103,344        89,223
                                                   -----------    ----------   -----------    ----------
                                                     8,525,073     8,217,379    16,823,813    16,643,688
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    4,126,688     4,259,866     7,983,358     8,193,189
  Depreciation. . . . . . . . . . . . . . . . . .    1,639,818     1,659,155     3,155,982     3,253,464
  Property operating expenses . . . . . . . . . .    4,743,670     4,455,205     9,141,407     8,536,618
  Professional services . . . . . . . . . . . . .       51,248        83,467       146,918       168,567
  Amortization of deferred expenses . . . . . . .      355,949       247,890       618,120       494,859
  General and administrative. . . . . . . . . . .      139,376        87,446       224,001       159,264
  Provision for value impairment. . . . . . . . .        --            --        8,500,000         --
                                                   -----------    ----------   -----------    ----------
                                                    11,056,749    10,793,029    29,769,786    20,805,961
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .   (2,531,676)   (2,575,650)  (12,945,973)   (4,162,273)

Partnership's share of operations of
  unconsolidated venture  . . . . . . . . . . . .       42,490        56,024        97,679         5,170
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .      805,795       967,246     5,590,529     1,673,782
                                                   -----------    ----------   -----------    ----------

        Net operating earnings (loss) . . . . . .   (1,683,391)   (1,552,380)   (7,257,765)   (2,483,321)

Gain on sale of investment property . . . . . . .      200,000         --          200,000         --
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $(1,483,391)   (1,552,380)   (7,057,765)   (2,483,321)
                                                   ===========    ==========   ===========    ==========

        Net earnings (loss) per
          limited partnership
          interest:
            Net operating earnings
              (loss). . . . . . . . . . . . . . .  $    (11.75)       (10.84)       (50.67)       (17.34)
            Gain on sale of invest-
              ment property . . . . . . . . . . .         1.44         --             1.44         --
                                                   -----------    ----------   -----------    ----------

                                                   $    (10.31)       (10.84)       (49.23)       (17.34)
                                                   ===========    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            --
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (7,057,765)     (2,483,321)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,155,982       3,253,464
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       618,120         494,859
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     1,300,070         396,353
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (97,679)         (5,170)
    Venture partner's share of venture's operations . . . . . . . . . . . .    (5,590,529)     (1,673,782)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .     8,500,000           --
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .      (200,000)          --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       707,719        (527,880)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,090,097         105,866
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,108,612)        265,988
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       261,109         131,245
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (177,267)       (363,731)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (181,139)        847,485
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,217       1,002,147
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (360,871)       (339,554)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          (980)            598
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .       197,063           --
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .       115,535       1,104,567
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --            379,663
  Collection of notes receivable. . . . . . . . . . . . . . . . . . . . . .       200,000           --
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (1,071,071)     (1,283,642)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (173,432)       (108,980)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .    (1,044,503)     (1,012,959)
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (227,719)       (205,725)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .       160,000         162,500
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .       (67,719)        (43,225)
                                                                             ------------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      (996,687)         48,383

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     3,928,706       2,102,788
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  2,932,019       2,151,171
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  6,743,505       6,794,689
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996         1995         1996
                                 --------      ------    -------------
Property management
 and leasing fees . . . . . .    $ 98,696     118,220          --
Insurance commissions . . . .        --        34,756          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for
 the Partnership and its
 investment properties. . . .      42,414       4,355        38,056
                                 --------     -------        ------

                                 $141,110     157,331        38,056
                                 ========     =======        ======

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

     Keystone Investors, occupying approximately 25% of Riverfront's net rentable area, will vacate upon its scheduled lease expiration in September 1996. Although the venture will incur substantial lease up costs when Keystone expires, the venture anticipates that it can fulfill future debt service requirements of the restructured loan. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the venture would seek additional debt service relief from the lender. If the venture was unable to obtain relief from the lender it would likely decide not to commit any additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. The ground lessor is a general partner of the venture partner. At June 30, 1996, the total amount of ground lease payments in arrears is approximately $616,000.

     The Partnership recorded a provision for value impairment of $8,500,000 as of January 1, 1996. Riverfront is not considered a source of future liquidity to the Partnership.

767 THIRD AVENUE OFFICE BUILDING

     Occupancy at the property is 97% at June 30, 1996. During the remainder of 1996 and in 1997, expiration of tenant leases will be approximately 7% and 16%, respectively. There is no assurance that the expiring tenants can be retained. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in reduced effective rental rates. The adverse market conditions and the negative impact of effective rental rates are expected to continue over the next few years.

MALL OF MEMPHIS

     During 1996, occupancy decreased 10% of which approximately one half was attributable to tenant bankruptcies and liquidations. Expiration of tenant leases will be approximately 9% and 11%, during the remainder of 1996 and in 1997, respectively. There is no assurance that the tenants with expiring leases can be retained.

     Pursuant to the terms of the note payable to the former venture partner, the Partnership had guaranteed a portion of the debt service payments payable on June 1, 1996 and June 1, 1997 in the amount of $300,000 for each payment. Due to the increase in vacancies discussed above and other property operating considerations, the Partnership decided not to make the June 1, 1996 payment. As a result, the Partnership is in default and the $5,000,000 note payable has been classified as current in the accompanying consolidated financial statements. Due to provisions of the associated underlying agreements, the former venture partner may only realize up its security (its former partnership interest in the joint venture), which the Partnership considers unlikely. However it is possible that the former venture partner may attempt to exercise its remedies against the Partnership respecting the guaranteed amounts.


SCOTLAND YARD - PHASE I AND II APARTMENTS

     The lender has the right to call the loans securing the properties (at par) at any time after January 1, 1996. Although no such notification has been received as of the date of this report and the Partnership has received no such indication that such notification is imminent, the Partnership may assign title to the properties to the lender in satisfaction of the loans if the Partnership is unsuccessful in selling or refinancing the properties prior to the lender exercising its rights to call the loans. As a result, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. In July 1996, the Partnership entered into contracts with an independent third party to purchase the properties. If the sale is consummated at the proposed terms the Partnership would recognize a net gain for financial reporting and Federal income tax purposes. However, there can be no assurance that a satisfactory sales transaction will be completed in 1996.

     The properties were classified as held for sale as of April 1, 1996 and therefore have not been subject to continued depreciation. The accompanying consolidated financial statements include $1,010,333 and $1,033,230 of revenues and $1,413,452 and $1,412,700 of operating expenses for the three months ended June 30, 1996 and 1995, respectively. The properties had a net carrying value of $11,814,785 at June 30, 1996 and $11,884,410 at December 31, 1995.

EL DORADO VIEW APARTMENTS

     On July 23, 1996, the Partnership sold the El Dorado View apartment complex located in Houston, Texas to an independent third party at a sales price determined by arm's-length negotiations. The property was sold together with another apartment property which was owned by a partnership sponsored by an affiliate of the Corporate General Partner. The sales price of the property was $6,600,000 (before closing costs and prorations).

A major portion of the sales proceeds was utilized to retire the related underlying mortgage principal of $4,695,000. The Partnership received approximately $1,740,000 in connection with the sale after all fees and closing costs. Of this amount, the lender was entitled to an additional amount of approximately $1,045,000 as participation in the sale proceeds. Therefore, the Partnership received a net amount of cash of approximately $695,000. As a result of the sale, the Partnership expects to recognize a gain for financial reporting and Federal income tax purposes in 1996.

     The property was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $337,081 and $354,425 of revenues and $439,339 and $462,745 of operating expenses for the three months ended June 30, 1996 and 1995, respectively. The property had a net carrying value of $3,709,064 at June 30, 1996 and $3,740,695 at December 31, 1995.

NATIONAL CITY CENTER

     A tenant who occupies approximately 66,000 square feet (12.5% of the building) whose lease is scheduled to expire in late 1996 has informed the venture that it intends to vacate a major portion (approximately 41,000 square feet) upon expiration of its existing lease. The venture is currently exploring its options with this space. However, there can be no assurance that the venture will be able to obtain a renewal for any of the space, or what the terms of any such renewal will be.

     In addition, the venture was notified in August 1995 of the intention of a tenant who occupies approximately 12,500 square feet and is currently operating a restaurant on the building's plaza level to terminate its current lease effective August 31, 1996. Though the venture had been negotiating with the current restaurant manager since August 1995 to execute a new long term lease, the restaurant manager now intends to cease operations on August 31, 1996 due to the restaurant's inability to generate sufficient income to cover its increasing costs. The tenant will owe the venture a lease termination fee of $45,000. The venture is currently exploring its options and is negotiating with several replacement restaurant tenants. However, there can be no assurance a replacement tenant will be obtained.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 6,637 Interests in the Partnership at between $25 and $35 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 2,319 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     At June 30, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,932,000. Such funds have been retained for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits and potential leasing costs at the Mall of Memphis, 767 Third Avenue Office Building, National City Center Office Building and through their projected sales dates in September 1996, Scotland Yard Phases I and II.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is primarily due to the funding of operating deficits at certain of the Partnership's investments.

     The decrease in rents and other receivables at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of receipt of rental income at Mall of Memphis and Riverfront office building.

     The decrease in mortgage notes receivable and deferred gain on sale of investment property at June 30, 1996 as compared to December 31, 1995 and the gain on sale of investment property is due to a $200,000 collection of a portion of past due amounts on notes receivable related to the 1986 sale of Pavillion Towers.

     The decrease in prepaid expenses and the increase in escrow deposits at June 30, 1996 as compared to December 31, 1995 is primarily due to the amortization of prepaid real estate taxes and the establishment of a real estate tax escrow account for 767 Third Avenue. The remaining increase in escrow deposits is primarily due to fundings to the capital escrow accounts at Riverfront pursuant to the terms of the mortgage loan.

     The aggregate decrease in buildings and improvements and the increase in venture partner's deficit in venture at June 30, 1996 as compared to December 31, 1995 and the increase in venture partners' share of venture operations for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to the provision for value impairment for the Riverfront office building.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt at June 30, 1996 as compared to December 31, 1995 is primarily due to the classification of the $5,000,000 note payable to the Partnership's former venture partner in Mall of Memphis as current in the accompanying consolidated financial statements.

     The increase in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to increased occupancy in 1996 at the Riverfront office building partially offset by reduced occupancy in 1996 at the Mall of Memphis.

     The increase in property operating expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to a decrease in the provision for doubtful accounts related to tenant receivables at Mall of Memphis and an increase in real estate tax consulting fees due to a tax appeal for the Mall of Memphis.

     The increase in general and administrative expenses for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Notes to Consolidated Financial Statements filed with this report for discussions of default under the note payable secured by the Partnership's former venture partner's interest in the Mall of
Memphis which discussions are hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Scotland Yard Apartments
     -Phase II
     Houston, Texas . . . . . .      93%       90%        95%       98%     94%      92%
2.  Mall of Memphis
     Memphis, Tennessee . . . .      82%       82%        82%       84%     76%      74%
3.  Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . . .      95%       95%        99%       99%     99%      99%
4. Scotland Yard Apartments
     -Phase I
     Houston, Texas . . . . . .      93%       93%        93%       96%     94%      92%
5. El Dorado View Apartments
     Houston, Texas . . . . . .      94%       95%        90%       92%     92%      95%
6. 767 Third Ave.
     Office Building
     New York, New York . . . .      92%       95%        95%       92%     96%      97%
7. National City Center
     Office Building
     Cleveland, Ohio. . . . . .      97%       97%        97%       97%     97%      97%





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

      4-F.     Loan repayment agreement related to the first through
fourth mortgage loan documents secured by the Riverfront Office Building in Cambridge Massachusetts is incorporated by reference to Exhibit 4-F to the Partnership's Report on Form 10-K (File No. 0-10494) for December 31, 1994 dated March 27, 1995.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996