Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1996-11-14
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended September 30, 1996Commission file number 0-10494



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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    12




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    16

Item 5.    Other Information. . . . . . . . . . . . . . . . .    16

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    17








PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  3,366,468      3,928,706
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,408,783 and $1,524,496 at
    September 30, 1996 and December 31, 1995, respectively) . . . . . .          255,629      1,126,899
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . . .        4,949,868      2,110,717
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          192,070      1,184,253
                                                                            ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        8,764,035      8,350,575
                                                                            ------------    -----------

Mortgage notes receivable (net of reserve for
 uncollectibility of $327,774 at September 30, 1996 and
 $527,774 at December 31, 1995) . . . . . . . . . . . . . . . . . . . .        1,867,695      2,067,695
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .       17,183,584     17,654,091
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      186,526,705    191,845,064
                                                                            ------------    -----------
                                                                             203,710,289    209,499,155
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       83,127,420     81,997,627
                                                                            ------------    -----------
        Total investment properties, net
          of accumulated depreciation . . . . . . . . . . . . . . . . .      120,582,869    127,501,528

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          697,638        547,381
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,548,553      4,147,934
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        2,473,695      2,910,837
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .          405,564      8,905,564
                                                                            ------------    -----------
                                                                            $138,340,049    154,431,514
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 28,240,822     28,216,001
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,773,300      1,559,456
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          656,048        675,234
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,273,988      2,270,877
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,122,803      1,511,605
                                                                            ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       34,066,961     34,233,173
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          198,529        222,353
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .      124,656,873    128,508,546
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .          208,614        231,178
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      159,130,977    163,195,250
Deferred gain on sale of investment property. . . . . . . . . . . . . .        1,867,695      2,067,695
Venture partners' subordinated equity in ventures . . . . . . . . . . .        2,918,038      3,830,469
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (13,001,813)   (12,478,272)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,116,446)    (1,116,446)
                                                                            ------------    -----------
                                                                             (14,117,259)   (13,593,718)
                                                                            ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (88,326,660)   (77,935,440)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (45,067,975)   (45,067,975)
                                                                            ------------    -----------
                                                                             (11,459,402)    (1,068,182)
                                                                            ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . . .      (25,576,661)   (14,661,900)
                                                                            ------------    -----------
                                                                            $138,340,049    154,431,514
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 8,246,365     9,918,707    24,966,834    26,473,172
  Interest income . . . . . . . . . . . . . . . .       51,325        43,710       154,669       132,933
                                                   -----------    ----------   -----------    ----------
                                                     8,297,690     9,962,417    25,121,503    26,606,105
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    4,002,929     4,350,928    11,986,287    12,373,433
  Depreciation. . . . . . . . . . . . . . . . . .    1,547,869     1,791,293     4,703,851     5,044,757
  Property operating expenses . . . . . . . . . .    4,540,630     4,635,547    13,682,037    13,172,165
  Professional services . . . . . . . . . . . . .       86,365        23,327       233,283       191,894
  Amortization of deferred expenses . . . . . . .      196,195       247,839       814,315       742,698
  General and administrative. . . . . . . . . . .       98,524       125,041       322,525       284,305
  Provision for unrealizable venture
    partner deficit . . . . . . . . . . . . . . .        --            --        8,500,000         --
                                                   -----------    ----------   -----------    ----------
                                                    10,472,512    11,173,975    40,242,298    31,809,252
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .   (2,174,822)   (1,211,558)  (15,120,795)   (5,203,147)

Partnership's share of operations of
  unconsolidated venture  . . . . . . . . . . . .       52,578        13,521       150,257        18,691
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .      262,478       289,137     1,157,431     1,962,919
                                                   -----------    ----------   -----------    ----------

        Net operating earnings (loss) . . . . . .   (1,859,766)     (908,900)  (13,813,107)   (3,221,537)

Gain on sale of investment properties . . . . . .    2,698,346         --        2,898,346         --
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $   838,580      (908,900)  (10,914,761)   (3,221,537)
                                                   ===========    ==========   ===========    ==========

        Net earnings (loss) per
          limited partnership
          interest:
            Net operating earnings
              (loss). . . . . . . . . . . . . . .  $    (12.98)        (6.35)       (96.44)       (22.49)
            Gain on sale of invest-
              ment properties . . . . . . . . . .        19.43         --            20.87         --
                                                   -----------    ----------   -----------    ----------

                                                   $      6.45         (6.35)       (75.57)       (22.49)
                                                   ===========    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            --
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(10,914,761)     (3,221,537)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,703,851       5,044,757
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       814,315         742,698
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     2,265,241         428,621
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (150,257)        (18,691)
    Venture partners' share of ventures' operations . . . . . . . . . . . .    (1,157,431)     (1,962,919)
    Provision for unrealizable venture partner deficit. . . . . . . . . . .     8,500,000           --
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .    (2,898,346)          --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       863,609         853,177
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       992,183         (95,412)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,839,151)        227,998
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       437,142         207,470
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       213,844         (88,208)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (19,186)       (182,969)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,111       1,801,789
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (388,802)       (195,224)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (23,097)        227,921
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (22,564)          --
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .       379,701       3,769,471
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          1,153,543
  Collection of notes receivable. . . . . . . . . . . . . . . . . . . . . .       200,000           --
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (1,508,264)     (2,126,253)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (233,370)       (318,003)
  Cash paid for venture partner's interest. . . . . . . . . . . . . . . . .         --           (544,473)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .       700,715           --
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .      (840,919)     (1,835,186)
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (346,020)       (312,574)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .       245,000         251,500
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (101,020)        (61,074)
                                                                             ------------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      (562,238)      1,873,211

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     3,928,706       2,102,788
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  3,366,468       3,975,999
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 10,769,007      10,143,023
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Purchase of venture partner's interest in venture:
      Addition to basis in investment property. . . . . . . . . . . . . . .  $      --          9,402,453
      Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         (5,000,000)
      Increase in venture partner's deficit in venture. . . . . . . . . . .         --         (3,857,980)
                                                                             ------------     -----------
          Cash paid for venture partner's interest in venture . . . . . . .  $      --            544,473
                                                                             ============     ===========
    Sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . .  $  6,446,787           --
      Principal balance and deferred accrued interest
        due on mortgage payable . . . . . . . . . . . . . . . . . . . . . .    (5,746,072)          --
                                                                             ------------     -----------
        Cash proceeds from sale of investment property,
          net of selling expenses . . . . . . . . . . . . . . . . . . . . .  $    700,715           --
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996         1995         1996
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .    $140,173     165,854          --
Insurance commissions . . . .        --        35,461          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for
 the Partnership and its
 investment properties. . . .      63,621       4,593        59,263
                                 --------     -------        ------

                                 $203,794     205,908        59,263
                                 ========     =======        ======


     The Corporate General Partner has deferred payment of partnership management fees of $11,936. In addition, distributions to the General Partners of the first quarter 1991 net cash flow of the Partnership aggregating $7,161 have been deferred. The General Partners and their affiliates have also deferred payment of the Partnership's share of property management and leasing fees of approximately $171,000 for the Partnership's unconsolidated venture, which is not included in the consolidated financial statements. These amounts do not bear interest and are expected to be paid in future periods.


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

     Keystone Investors, occupying approximately 25% of Riverfront's net rentable area, vacated upon its scheduled lease expiration in September 1996. Although the venture will incur substantial lease-up costs as a result of the Keystone lease expiration, the venture anticipates that it can fulfill future debt service requirements of the restructured loan. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the venture would seek additional debt service relief from the lender. If the venture was unable to obtain relief from the lender it would likely decide not to commit any additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. The ground lessor is a general partner of the venture partner. At September 30, 1996, the total amount of ground lease payments in arrears is approximately $663,000.

     The Partnership recorded a provision for unrealizable venture partner deficit of $8,500,000 as a result of the uncertainty of the Partnership recovering the deficit capital account from future operations and ultimate sale of the property. Such provision was recorded as of January 1, 1996 to reduce the venture partner's deficit capital account to its then estimated recoverable amount. In addition, no additional venture losses have been allocated to the venture partner as of January 1, 1996. Riverfront is not considered a source of future liquidity to the Partnership.

767 THIRD AVENUE OFFICE BUILDING

     Occupancy at the property is 95% at September 30, 1996. During 1997, expiration of tenant leases will be approximately 11%. There is no assurance that the expiring tenants can be retained. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in reduced effective rental rates. The adverse market conditions and the negative impact of the reduced effective rental rates are expected to continue over the next few years.

MALL OF MEMPHIS

     During 1996, occupancy decreased 11% of which approximately one half was attributable to tenant bankruptcies and liquidations. Expiration of tenant leases will be approximately 9% and 10%, during the remainder of 1996 and in 1997, respectively. There is no assurance that the tenants with expiring leases can be retained.

     Pursuant to the terms of the note payable to the former venture partner, the Partnership had guaranteed a portion of the debt service payments payable on June 1, 1996 and June 1, 1997 in the amount of $300,000 for each payment. Due to the increase in vacancies discussed above and other property operating considerations, the Partnership decided not to make the June 1, 1996 payment. As a result, the Partnership is in default and the $5,000,000 note payable has been classified as current in the accompanying consolidated financial statements. The Partnership expects to make the June 1996 payment in the fourth quarter of 1996. Due to provisions of the associated underlying agreements, the former venture partner may only realize up to its security (its former partnership interest in the joint venture), which the Partnership considers unlikely. However if the June 1996 guaranteed payment is not paid as anticipated in the fourth quarter, it is possible that the former venture partner may attempt to exercise its remedies against the Partnership respecting the guaranteed amounts.

SCOTLAND YARD - PHASE I AND II APARTMENTS

     On November 1, 1996, the Partnership sold the Scotland Yard Apartments Phase I and II located in Houston, Texas for $23,200,000 (before closing costs and prorations). A major portion of the sale proceeds was utilized to retire the mortgage loans totaling $18,815,000. The Partnership received approximately $3,700,000 in connection with the sale after all fees and closing costs. Of this amount, the lender received an additional amount of approximately $2,300,000 as participation in the sale proceeds, as required by the mortgage note. Therefore, the Partnership received a net amount of cash of approximately $1,400,000. As a result of the sale, the Partnership expects to recognize a gain for financial reporting and Federal income tax purposes in 1996.

     The properties were classified as held for sale as of April 1, 1996 and therefore have not been subject to continued depreciation. The accompanying consolidated financial statements include $3,189,820 and $3,136,863 of revenues and $3,831,032 and $4,133,223 of operating expenses with respect to these properties for the nine months ended September 30, 1996 and 1995, respectively. The properties had a net carrying value of $11,864,616 at September 30, 1996 and $11,884,410 at December 31, 1995.

EL DORADO VIEW APARTMENTS

     On July 23, 1996, the Partnership sold the El Dorado View apartment complex located in Houston, Texas for $6,600,000 (before closing costs and prorations). The property was sold together with another apartment property which was owned by a partnership sponsored by an affiliate of the Corporate General Partner. A major portion of the sale proceeds was utilized to retire the related underlying mortgage principal of $4,695,000.

The Partnership received approximately $1,752,000 in connection with the sale after all fees and closing costs. Of this amount, the lender received an additional amount of approximately $1,051,000 as participation in the sale proceeds as required by the mortgage note. Therefore, the Partnership received a net amount of cash of approximately $701,000. As a result of the sale, the Partnership recognized a $2,698,346 gain for financial reporting and expects to recognize a gain for Federal income tax purposes in 1996.

     The property was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $850,501 and $1,082,552 of revenues and $1,211,554 and $1,193,520 of operating expenses with respect to the property for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $3,740,695 at December 31, 1995.


NATIONAL CITY CENTER

     A tenant who occupies approximately 66,000 square feet (12.5% of the building), and whose lease is scheduled to expire in late 1996, had informed the venture that it intended to vacate a major portion (approximately 41,000 square feet) of its space upon expiration of its existing lease. The venture and the tenant have since reached a tentative agreement in which the tenant will extend occupancy of their entire space until early 1997 and renew a portion of the space (approximately 20,000 square feet) for four years upon expiration of their current lease. However, there can be no assurance that the venture will be able to finalize this renewal agreement or what the terms of any such renewal will be.

     In addition, the venture was notified in August 1995 of the intention of a tenant (who occupied approximately 12,500 square feet and was operating a restaurant on the building's plaza level) to terminate its current lease effective August 31, 1996. Upon termination, the tenant paid the venture a lease termination fee of $45,000. The venture is currently exploring its options and is negotiating with several replacement restaurant tenants. However, there can be no assurance a replacement tenant will be obtained.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1996, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 6,637 Interests in the Partnership at between $25 and $35 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 2,319 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At September 30, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,366,500. Such funds are available for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits and potential leasing costs at the Mall of Memphis, 767 Third Avenue Office Building and National City Center Office Building. Based upon current market conditions, the Partnership may not commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, unanticipated operating deficits or deficits to underlying mortgage holders.

     Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining assets, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their full original investment from all sources. The General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is primarily due to the funding of operating deficits (including capital additions) at certain of the Partnership's investments. The decrease in cash was partially offset by net proceeds received from the sale of the El Dorado View apartments.

     The decrease in rents and other receivables at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of receipts of rental income at certain of the Partnership's investment properties.

     The decrease in prepaid expenses and the increase in escrow deposits at September 30, 1996 as compared to December 31, 1995 is primarily due to the amortization of prepaid real estate taxes and the establishment of a real estate tax escrow account for 767 Third Avenue. The remaining increase in escrow deposits is primarily due to fundings to the capital escrow accounts at Riverfront pursuant to the terms of the mortgage loan.

     The decrease in mortgage notes receivable at September 30, 1996 as compared to December 31, 1995 is due to a $200,000 collection in 1996 of a portion of the past due amounts on notes receivable related to the 1986 sale of Pavillion Towers.

     The decrease in investment properties at September 30, 1996 as compared to December 31, 1995 is primarily due to the July 1996 sale of El Dorado View Apartments, partially offset by additions to the Partnership's remaining investment properties.

     The decrease in venture partners' deficits in ventures at September 30, 1996 as compared to December 31, 1995 is due to the $8,500,000 provision for the unrealizable venture partner's deficit recorded as of January 1, 1996 relating to the Riverfront office building.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt at September 30, 1996 as compared to December 31, 1995 is primarily due to the classification of the $5,000,000 note payable to the Partnership's former venture partner in Mall of Memphis as current in the accompanying consolidated financial statements. The increase in the current portion of long-term debt is partially offset by the payoff of the loan secured by El Dorado View apartments upon its sale in July 1996.

     The decrease in venture partners' subordinated equity in ventures at September 30, 1996 as compared to December 31, 1995 is due to a net operating loss during 1996 at 767 Third Avenue. In addition, the venture partners' share of ventures' operations decreased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due the 1995 receipt of a payment as consideration for the early termination of a tenant's lease at 767 Third Avenue.

     The decrease in rental income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to: (1) reduced occupancy in 1996 at the Mall of Memphis; (2) the 1995 receipt of a payment as consideration for the early termination of a tenant's lease at 767 Third Avenue; and (3) the sale of El Dorado View Apartments in July 1996.

     The decrease in mortgage and other interest expense during the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to lower contingent interest expense at the Mall of Memphis as a result of lower rental income, partially offset by additional interest expense on the $5,000,000 promissory note secured by the Partnership's additional interest in the Mall of Memphis purchased in August 1995. In addition, lower mortgage interest expense at Riverfront Office Park, as a result of the restructured loan, contributed to the decrease.

     The decrease in depreciation expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the investment properties Scotland Yard Phase I and II apartments and the El Dorado View apartments being classified as of April 1, 1996 as held for sale and, therefore, are not subject to continued depreciation.

     The increase in property operating expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to an increase in the provision for doubtful accounts related to tenant receivables at Mall of Memphis and an increase in real estate tax consulting fees due to a tax appeal for the Mall of Memphis.

     The increase in professional services for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the fees associated with evaluating and responding to any potential tender offers for Partnership Interests, discussed above, partially offset by reduced legal fees.

     The increase in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to a decrease in utilities and repair and maintenance expense as a result of the completion of repairs and installation of a more efficient heating and cooling system at National City Center.

     The gain on sale of investment properties for the three and nine months ended September 30, 1996 is due to the sale of El Dorado View apartments on July 23, 1996. The nine months ended September 30, 1996 also includes the receipt on April 4, 1996 of a portion of the past due amounts on the notes receivable related to the 1986 sale of Pavillion Towers, discussed above.




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
                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Scotland Yard Apartments
     -Phase II
     Houston, Texas (1) . . . .      93%       90%        95%       98%     94%      92%     96%
2.  Mall of Memphis
     Memphis, Tennessee . . . .      82%       82%        82%       84%     76%      74%     73%
3.  Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . . .      95%       95%        99%       99%     99%      99%     80%
4. Scotland Yard Apartments
     -Phase I
     Houston, Texas (1) . . . .      93%       93%        93%       96%     94%      92%     95%
5. El Dorado View Apartments
     Houston, Texas . . . . . .      94%       95%        90%       92%     92%      95%     N/A
6. 767 Third Ave.
     Office Building
     New York, New York . . . .      92%       95%        95%       92%     96%      97%     95%
7. National City Center
     Office Building
     Cleveland, Ohio. . . . . .      97%       97%        97%       97%     97%      97%     95%
--------------------


     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.
     (1)  On November 1, 1996, this property was sold as more fully discussed in the Notes to
          Consolidated Financial Statements.





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

      3-B.     Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus, which agreement is hereby incorporated by reference to Exhibit 3-B to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-10494) filed on March 19, 1993.

      4-A.     Long-term debt modification relating to the 767 Third
Avenue Office Building in New York, New York is hereby incorporated by reference to Exhibit 4-A to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-10494) dated on March 27, 1995.

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

      4-D. Fourth mortgage loan document secured by the Riverfront Office Building in Cambridge, Massachusetts is hereby incorporated by reference to Exhibit 4-D to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-10494) filed on March 19, 1993.

      4-E.     Deed of trust note document dated March 31, 1993 secured by the Mall of Memphis in Memphis, Tennessee is hereby incorporated by reference to Exhibit 4-E to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-10494) dated March 27, 1995.

      4-F.     Loan repayment agreement related to the first through
fourth mortgage loan documents secured by the Riverfront Office Building in Cambridge Massachusetts is incorporated by reference to Exhibit 4-F to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-10494) dated March 27, 1995.

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

      10-D.    Amended and Restated Promissory Note, dated April 30, 1994 between Carlyle/National City Associates and New York Life Insurance Company relating to the National City Center Office Building is hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-10494) for June 30, 1994 dated August 12, 1994.

      10-E.    Acquisition documents relating to the purchase by the
Partnership of the venture partner's interest in the Mall of Memphis in Memphis, Tennessee incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-10494) for September 30, 1995 dated November 9, 1995.

      10-F.    Purchase Agreement dated July 23, 1996 related to the sale of El Dorado View Apartments in Houston, Texas, by and between Carlyle Real Estate Limited Partnership - XI and Meridian Capital Corporation, is filed herewith.

      27.      Financial Data Schedule


   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996