Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1997-03-31
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1996              Commission file number 0-10494



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





                           TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   8

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   8


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  17

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  24

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  53


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  53

Item 11.     Executive Compensation . . . . . . . . . . .  56

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  57

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  58


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  58


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  61












                                   i




                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership - XI (the "Partnership"), is a limited partnership formed in 1981 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $137,500,000 in Limited Partnership Interests (the "Interests") to the public at $1,000 per Interest commencing on May 8, 1981 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-70724). The offering closed on May 5, 1982. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2031. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:





                                                      SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------
 1.  River Hills Apartments
     Arlington, Texas .       476 units    4/14/81         11/26/84              fee ownership of land
                                                                                 and improvements
 2.  Wood Forest Glen
     Apartments
     Houston, Texas . .       336 units    4/15/81          4/2/92               fee ownership of land
                                                                                 and improvements
 3.  Scotland Yard
     Apartments-Phase I
     Houston, Texas . .       332 units    4/15/81          11/1/96              fee ownership of land
                                                                                 and improvements (c)
 4.  Somerset Lake
     Apartments
     Indianapolis,
     Indiana. . . . . .       360 units    6/1/81          11/10/88              fee ownership of land
                                                                                 and improvements
 5.  Pavillion Towers
     Office Complex
     Aurora, Colorado .       280,000      5/28/81          4/25/86              fee ownership of land
                               sq.ft.                                            and improvements (through
                               n.r.a.                                            joint venture partnership)
 6.  Bitter Creek
     Apartments
     Grand Prairie,
     Texas. . . . . . .       472 units    6/1/81           6/10/92              fee ownership of land and
                                                                                 improvements (through
                                                                                 joint venture partner-
                                                                                 ship)
 7.  Mall of Memphis
     Memphis, Tennessee       493,000      8/3/81             15%                fee ownership of land and
                               sq.ft.                                            improvements (g)(h)
 8.  767 Third Avenue
     Office Building
     New York, New York       284,000      9/30/81            20%                fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (d)(g)(h)





                                                      SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

 9.  Riverfront Office
     Building
     Cambridge,
     Massachusetts. . .       340,000     10/22/81            7%                 fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (through
                                                                                 joint venture partnership)
                                                                                 (d)(e)(g)(h)
10.  Fontaine Woods
     Apartments
     Red Bank,
     Tennessee. . . . .       262 units    12/1/81         12/31/84              fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnership)
11.  El Dorado View
     Apartments
     Webster, Texas . .       244 units    7/31/81          7/23/96              fee ownership of land and
                                                                                 improvements (c)
12.  Gatehall Plaza
     Office Building
     Parsippany,
     New Jersey . . . .       118,000      3/11/82         10/31/91              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (through
                                                                                 joint venture partnership)
13.  824 Market Street
     Office Building
     Wilmington,
     Delaware . . . . .       195,220      6/15/82         12/12/94              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)(f)
14.  Scotland Yard
     Apartments-Phase II
     Houston, Texas . .       346 units    6/28/82          11/1/96              fee ownership of land and
                                                                                 improvements (c)
15.  South Point
     Apartments
     Houston, Texas . .       244 units    5/11/82          7/29/93              fee ownership of land and
                                                                                 improvements
16.  Meadowcrest
     Apartments
     Dallas, Texas. . .       352 units    7/1/82           6/9/92               fee ownership of land and
                                                                                 improvements




                                                      SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

17.  Coast Federal
     Office Building
     Pasadena,
     California . . . .       101,777      9/6/82          11/21/86              fee ownership of land and
                               sq.ft.                                            improvements
                               n.r.a.
18.  National City Center
     Office Building
     Cleveland, Ohio. .       786,400      7/27/83            4%                 fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)(d)
19.  Yerba Buena West
     Office Building
     San Francisco,
     California . . . .       267,687      8/30/85          6/24/92              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)





-----------------------

  (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to the Notes for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) This property was sold in 1996. Reference is made to the Notes for a description of the sale of such real property investment.

  (d) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (e) Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

  (f) The lender realized upon its security and took title to the property in 1994. Reference is made to the Notes.

  (g) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (h) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.






     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table set forth in
Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant mix, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured.

     On July 23, 1996, the Partnership sold the El Dorado View Apartments. In addition, on November 1, 1996, the Partnership sold the Scotland Yard Apartments, Phase I and II. Reference is made to the Notes for a further description of these sales.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1996.

     The Partnership has no employees other than personnel performing on-site duties at some of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:






                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. Scotland Yard Apartments
     -Phase II
     Houston, Texas . . . . .  Residential           93%   90%    95%    98%   94%    92%   96%    N/A
 2. Mall of Memphis
     Memphis, Tennessee . . .  Retail                82%   82%    82%    79%   78%    74%   76%    75%
 3. Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . .  Insurance/Soft-       95%   95%    99%    99%   99%    99%   80%    85%
                               ware Development
 4. Scotland Yard Apartments
     -Phase I
     Houston, Texas . . . . .  Residential           93%   93%    93%    96%   94%    92%   95%    N/A
 5. El Dorado View Apartments
     Webster, Texas . . . . .  Residential           94%   95%    90%    92%   92%    95%   N/A    N/A
 6. 767 Third Ave.
     Office Building
     New York, New York . . .  Foreign
                               Representation        92%   95%    95%    92%   96%    97%   95%    96%
 7. National City Center
     Office Building
     Cleveland, Ohio. . . . .  Banking               97%   97%    97%    97%   97%    97%   95%    95%

--------------------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the Partnership's interest in the property was sold and was not owned by the
Partnership at the end of the period.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings, other than ordinary litigation incidental to the business of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1995.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 14,521 record holders of the 137,420 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners. The mortgage loan secured by the Riverfront Office Building restricts the use by Riverfront Office Park Joint Venture of the cash flow from that property as more fully discussed in the Notes.





ITEM 6.  SELECTED FINANCIAL DATA
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 33,059,440    35,760,756    36,744,939    37,574,501    40,441,060
                           ============  ============  ============  ============  ============
Operating earnings
 (loss) . . . . . . . . .  $(15,659,376)   (7,053,174)  (12,674,872)  (11,510,063)   (6,856,914)
Partnership's share of
 operations of uncon-
 solidated ventures . . .        80,895        67,570      (125,370)     (136,092)     (762,164)
Venture partners' share
 of ventures' operations.     1,475,361     2,794,709     3,968,903     3,679,780     2,339,587
                           ------------  ------------  ------------  ------------  ------------
Net operating earnings
 (loss) . . . . . . . . .   (14,103,120)   (4,190,895)   (8,831,339)   (7,966,375)   (5,279,491)
Gain on sale or disposi-
 tion of investment
 properties, net of
 venture partner's share.    13,480,719         --        4,693,546     1,433,916     8,790,767
Extraordinary items . . .     1,180,286         --            --            --            --
                           ------------  ------------  ------------  ------------  ------------
     Net earnings (loss).  $    557,885    (4,190,895)   (4,137,793)   (6,532,459)    3,511,276
                           ============  ============  ============  ============  ============
Net earnings (loss) per
 limited partnership
 interest (b):
   Net operating earnings
    (loss). . . . . . . .  $     (98.52)       (29.27)       (61.68)       (55.62)       (36.86)
   Gain on sale or dis-
    position of investment
    properties, net of
    venture partner's
    share . . . . . . . .         97.12         --            33.80         10.32         63.29
   Extraordinary items. .          8.50         --            --            --            --
                           ------------  ------------  ------------  ------------  ------------
     Net earnings (loss).  $       7.10        (29.27)       (27.88)       (45.30)        26.43
                           ============  ============  ============  ============  ============




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                          DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992 - CONTINUED



                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total assets. . . . . . .  $127,569,676   154,431,514   151,349,909   169,411,131   170,266,483
Long-term debt. . . . . .  $130,058,240   128,508,546   108,263,135   106,140,597   104,843,567
Cash distributions
 per Interest (c) . . . .  $      --            --            --           --             --
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






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Mall of Memphis    a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 (excluding percentage rent) for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1992 . . . . .       79%                 14.63
                               1993 . . . . .       85%                 14.09
                               1994 . . . . .       85%                 14.31
                               1995 . . . . .       79%                 14.02
                               1996 . . . . .       75%                 15.52

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
                          (Department Store)




                   c)     The following table sets forth as of December 31, 1996 certain information with respect to the expiration of leases for the next ten years at the Mall of Memphis:

                                                                            Annualized        Percent of
                                             Number of      Approx. Total   Base Rent         Total 1996
                          Year Ending        Expiring       GLA of Expiring of Expiring       Base Rent
                          December 31,       Leases            Leases       Leases            Expiring
                          ------------       --------       --------------- -----------       -----------

                          1997                   13            29,000         501,749            8.9%
                          1998                   10            18,000         323,280            5.7%
                          1999                   10            12,000         344,676            6.1%
                          2000                    8            18,000         476,578            8.5%
                          2001                   15            59,000         791,368           14.0%
                          2002                   10            17,000         437,703            7.8%
                          2003                   10            23,000         572,557           10.2%
                          2004                    3            14,000         328,779            5.8%
                          2005                    4            18,000         340,140            6.0%
                          2006                    6            26,000         555,922            9.9%







Property
--------

767 Third Avenue
Office Building    a)     The Net Rental Area ("NRA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                    NRA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------

                               1992 . . . . .       67%                 45.64
                               1993 . . . . .       83%                 38.32
                               1994 . . . . .       89%                 37.55
                               1995 . . . . .       92%                 39.09
                               1996 . . . . .       96%                 36.12

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




                   c)     The following table sets forth as of December 31, 1996 certain information with respect to the expiration of leases for the next ten years at the 767 Third Avenue Office Building:

                                                                            Annualized        Percent of
                                           Number of         Approx. Total  Base Rent         Total 1996
                          Year Ending      Expiring         NRA of Expiring of Expiring       Base Rent
                          December 31,     Leases               Leases      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                          1997                17               32,000         980,532            9.9%
                          1998                10               58,000       2,060,006           20.7%
                          1999                 6               18,000         691,455            7.0%
                          2000                 7               32,000       1,021,602           10.3%
                          2001                 5               25,000         973,324            9.8%
                          2002                 7               35,000       1,400,513           14.1%
                          2003                 2               10,000         345,042            3.5%
                          2004                 1                3,000          89,088            0.9%
                          2005                 3               10,000         366,900            3.7%
                          2006                 6               19,000         658,619            6.6%





Property
--------

Riverfront
Office Building    a)     The gross leasable area ("GLA") occupy rate and average base rent per square foot as of December 31 (excluding percentage rent) for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------

                               1992 . . . . .       67%                 33.11
                               1993 . . . . .       85%                 19.05
                               1994 . . . . .       95%                 17.83
                               1995 . . . . .       99%                 18.11
                               1996 . . . . .       85%                 20.03

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option
                          -------------------      -----------  ---------  --------------- --------------

                          Icube                    35,488         815,761  11/01           NA

                          Mathsoft, Inc.           34,562         518,430  10/99           NA

                          Blue Cross &
                            Blue Shield            87,994       1,855,486  07/97           NA

                          Pegasystems              34,864         679,848  03/99           NA

                          Clam Association         35,186         559,868  02/98           NA





                   c)     The following table sets forth as of December 31, 1996 certain information with respect to the expiration of leases for
                          the next ten years at the Riverfront Office Building:

                                                                            Annualized        Percent of
                                           Number of         Approx. Total  Base Rent         Total 1996
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases               Leases      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                          1997                 4              104,000       2,277,855           39.2%
                          1998                 2               46,000         786,863           13.5%
                          1999                 2               69,000       1,198,278           20.6%
                          2000                 2               23,000         490,473            8.4%
                          2001                 6               46,000         926,217           15.9%
                          2002               --                 --             --
                          2003               --                 --             --
                          2004               --                 --             --
                          2005               --                 --             --
                          2006               --                 --             --






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $121,936,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. Portions of the proceeds were utilized to acquire the properties described in Item 1 above.

     During 1996, some of the Limited Partners in the Partnership received from an unaffiliated third party unsolicited tender offers to purchase up to 6,637 Interests in the Partnership at between $25 and $35 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired. As of the date of this report, the Partnership is aware that 3,060.34 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, the Partnership has recently received requests from another unaffiliated third party for the list of Holders of Interests.

It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,697,000. Such funds are available for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the Mall of Memphis and 767 Third Avenue office building and its share of potential leasing costs at the Mall of Memphis, 767 Third Avenue office building and National City Center Office Building. The Partnership and its consolidated ventures have currently budgeted in 1997 approximately $5,368,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1997 is currently budgeted to be approximately $2,538,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Certain of the Partnership's investment properties and properties in which the Partnership has an equity interest currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions will contribute to the anticipated net cash flow deficits described above. The sources of capital for such items and for future short-term and long-term liquidity and distributions to partners are expected to be through the sale of the Partnership's investment properties. In such regard, reference is made to the Partnership's property specific discussions below and also the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership does not consider the mortgage notes receivable arising from the previous sale of the Pavillion Towers investment property to be a source of future liquidity as collection of any additional past due or future payments on the Partnership's notes is considered unlikely. Reference is made to the Notes. The Partnership's and its Ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its Ventures are not personally liable for the payment of the mortgage indebtedness.

     The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, based upon estimated operations of certain of the Partnership's investment properties, the Partnership decided to suspend distributions to the Limited and General Partners effective as of the second quarter of 1991. In addition, the Partnership has deferred cash distributions and partnership management fees related to the first quarter of 1991 as discussed in the Notes.

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

     767 Third Avenue Office Building

     Occupancy at the property is 96% at December 31, 1996. During 1997, expiration of tenant leases will be approximately 11%. There is no assurance that the expiring tenants can be retained. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in reduced effective rental rates. The adverse market conditions and the negative impact of the reduced effective rental rates are expected to impact a number of tenants and continue through 1998.

     The 767 Third Avenue Venture has a loan which matures in May 1998 and bears interest at 10%. The venture is currently discussing obtaining replacement financing to extend the term of the loan as well as reduce the interest rate. In conjunction with such discussions, the Partnership is having preliminary discussions with the venture partner regarding a sale of the Partnership's interest to the venture partner. There can be no assurance that any refinancing or sale will be finalized. Accordingly, the property has been considered held for sale or disposition as of December 31, 1996, and therefore, will no longer be subject to continued depreciation.

     Riverfront Office Building

     Keystone Investors, occupying approximately 20% of Riverfront's net rentable area, vacated upon its scheduled lease expiration in September 1996. As of the date of this report, the venture has tenant commitments and anticipates occupancy of all of this space by July 1997. In addition, Blue Cross Blue Shield, occupying approximately 88,000 square feet, had notified the venture that it would be vacating the premises upon its lease expiration, originally set for March 1998. As a result, the venture entered into a termination agreement with Blue Cross Blue Shield whereby the tenant would vacate certain spaces by certain dates before its lease expiration date for a set payment. This agreement allows the venture to maximize the cash flow of the property. Although the venture will incur substantial lease-up costs as a result of the Keystone and Blue Cross Blue Shield lease expirations, the venture anticipates that it can fulfill future debt service requirements of the restructured loan. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the venture would seek additional debt service relief from the lender. If the venture was unable to obtain relief from the lender it would likely decide not to commit any additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The loan secured by the building and improvements was restructured in 1995 and requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. The agreement further prohibits the venture owning the property from distributing excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender prior to withdrawing escrow deposits. Accordingly, the Partnership does not consider the Riverfront investment property to be a significant source of short or long-term liquidity.

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended to provide for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. The ground lessor is a general partner of the venture partner. At December 31, 1996, the total amount of deferred and accrued ground lease expense is approximately $684,000.

     The property has been considered held for sale or disposition as of December 31, 1996, and therefore, will no longer be subject to continued depreciation.

     Mall of Memphis

     Occupancy of the property is 75% at December 31, 1996. The Mall of Memphis trade area population consists primarily of lower to moderate income residents, and the income level has been decreasing over the last several years. The mall has also suffered from a number of store closings many prior to lease expiration primarily as a result of tenants filing for bankruptcy and liquidation. In addition, the property has been subjected to increased competition for shoppers and tenants from strip centers and big box users. Although certain tenants continue to perform well, overall tenant sales at the property have gradually declined over the last several years. Due to recent poor sales performances, many tenants are electing not to renew their leases or are renewing at lower rates. Several other tenants whose leases are not due to expire in the near term have approached the Partnership seeking rent relief. The Partnership has granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow declined in 1996 and may continue to decline.

     In response, the Partnership is exploring measures to increase occupancy and the cash flow of the property. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. In addition, the Partnership is contemplating approaching the lender regarding a loan modification.

     In August 1995, the Partnership purchased the venture partner's 36.94% interest in Mall of Memphis and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest. Accordingly, the Partnership has accounted for its investment in Mall of Memphis as wholly-owned as of August 1995. The purchase price was approximately $5,500,000, of which $500,000 (plus certain closing costs) was paid in cash at closing with the balance represented by a $5,000,000 promissory note. Pursuant to the terms of the note payable to the former venture partner, the Partnership guaranteed a portion of the debt service payments payable on June 1, 1996 and June 1, 1997 in the amount of $300,000 for each payment. Due to the increase in vacancies discussed above and other property operating considerations, the Partnership did not make the June 1996 guaranteed payment until December 1996.




     Scotland Yard - Phase I and II Apartments

     On November 1, 1996, the Partnership sold the Scotland Yard Apartments Phase I and II for $23,200,000 (before selling costs). Reference is made to the Notes for a further description of such sale.

     El Dorado View Apartments

     On July 23, 1996, the Partnership sold the El Dorado View Apartments for $6,600,000 (before selling costs). Reference is made to the Notes for a further description of such sale.

     Yerba Buena Office Building

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transaction of title and management of the property, the joint venture was able to negotiate the right to share in future sales or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture has a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The joint venture has recently learned that the lender has sold the property without having given the joint venture its right of first opportunity to purchase it. The joint venture is analyzing its legal remedies for the lender's breach of its obligation. There are no assurances that the joint venture would recover any amounts in the event it should pursue its legal remedies.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or may seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining assets, the Limited Partners are expected to receive significantly less than their full original investment from all sources. However, after reviewing the remaining properties and the marketplace in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. In such regard, the Partnership has classified during 1996 certain of its investment properties as held for sale or disposition, as discussed above. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.





RESULTS OF OPERATIONS

    Various fluctuations in the consolidated financial statements at and for the year ended December 31, 1996, as compared to December 31, 1995 are primarily due to the sale of three apartment complexes, El Dorado View on July 23, 1996 and Scotland Yard - Phase I and II on November 1, 1996.

     The decrease in rents and other receivables at December 31, 1996 as compared to December 31, 1995 was primarily due to the timing of receipts of rental income at certain of the Partnership's investment properties.

     The increase in escrow deposits and restricted funds at December 31, 1996 as compared to December 31, 1995 is primarily due to the terms of the Riverfront loan modification agreement which requires the partnership to escrow cash flow after debt service to fund future operating short-falls, principal payments and costs associated with additional leasing as approved by the lender.

     The decreases in mortgage notes receivable and deferred gain on sale of investment property at December 31, 1996 as compared to December 31, 1995 are due to a $200,000 collection in 1996 of a portion of the past due amounts on notes receivable related to the 1986 sale of Pavillion Towers.

     The properties held for sale or disposition at December 31, 1996 represents the reclassification of the net book value of the Partnership's investment properties, excluding Mall of Memphis, from land and leasehold interests, buildings and improvements and the related accumulated depreciation.

     The decrease in venture partner's deficit in venture at December 31, 1996 as compared to December 31, 1995 is due to the $8,500,000 provision for unrealizable venture partner's deficit recorded in 1996 relating to the Riverfront office building.

     The increase in accounts payable at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of the payment of certain costs associated with additional leasing at the Riverfront office building.

     The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to: 1) the sales of Scotland Yard I & II apartments and El Dorado View apartments on November 1, 1996 and July 23, 1996, respectively; 2) the receipt in 1995 of approximately $672,000 as consideration for the early termination of a tenant's lease at 767 Third Avenue; 3) a lower average occupancy rate at Riverfront office building primarily as a result of the scheduled expiration in September 1996 of a lease for a tenant which occupied approximately 20% of the building and 4) reduced occupancy in 1996 at the Mall of Memphis. The decrease in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 was primarily due to the lender realizing upon its security in the 824 market Street office building in December 1994, partially offset by increased average occupancy at Riverfront and 767 Third Avenue office buildings in 1995.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to an increase in the average balance of U.S. Government obligations during 1995.

     The decreases in mortgage and other interest expense as well as property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 are primarily due to the sales of Scotland Yard I & II apartments and El Dorado View apartments in 1996. Contributing to the decrease in mortgage and other interest expense were lower mortgage interest at Riverfront office building, as a result of the restructured loan, and lower contingent interest expense at the Mall of Memphis, as a result of lower rental income. The decrease in mortgage and other interest expense was partially offset by additional interest on the $5,000,000 promissory note secured by the Partnership's additional interest in the Mall of Memphis, purchased in August 1995. The decrease in mortgage and other interest expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the lender realizing upon its security in the 824 Market Street office building in December 1994 as well as the reduction of interest associated with the non-recourse mortgage loan secured by the Riverfront office building as a result of the 1995 loan restructuring.

     The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the Scotland Yard I & II apartments (sold November 1, 1996) and El Dorado View apartments (sold July 23, 1996) being classified as of April 1, 1996 as held for sale and, therefore, were not subject to continued depreciation. The decrease in depreciation expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the lender realizing upon its security in the 824 Market Street office building during 1994, partially offset by depreciation expense related to the Partnership's purchase of the venture partner's interest in the Mall of Memphis in August 1995.

     The decrease in amortization of deferred expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 as well as the increase for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the write off of deferred mortgage expenses in 1995 as a result of the 1995 loan restructuring at Riverfront office building. In addition, the increase for the year ended December 31, 1995 was impacted by an increase in amortization related to capitalized leasing costs, primarily at 767 Third Avenue Office Building.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.

     The decrease in venture partner's share of venture operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the termination as of January 1, 1996 of the allocation of any additional venture losses to the venture partner as a result of the uncertainty of the Partnership recovering the deficit capital account from further operations and ultimate sale of the Riverfront office building. Such uncertainty was also the cause of the provision for uncollectible venture partner deficit for 1996.

     The gain on sale or disposition of investment properties for the year ended December 31, 1996 is due to the sale of El Dorado View apartments on July 23, 1996, the Scotland Yard I & II apartments on November 1, 1996 and $200,000 of deferred gain recognition as a result of the receipt in April 1996 of a portion of the past due amounts on the notes receivable related to the 1986 sale of Pavillion Towers, discussed above. The gain from sale or disposition of investment properties for the year ended December 31, 1994 resulted from the lender realizing upon its security in the 824 Market Street office building.

     The extraordinary gain on forgiveness of indebtedness for the year ended December 31, 1996 was due to the forgiveness of a portion of the deferred accrued interest associated with the mortgage loans secured by Scotland Yard I & II apartments as a result of sale of the properties.





INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES



                                 INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31, 1996,
  1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XI and consolidated ventures at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                              KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  3,697,163        3,928,706
  Rents and other receivables (net of allowance for doubtful accounts of $1,495,915 and $1,524,496 at December 31, 1996 and 1995,
    respectively) . . . . . . . . . . . . . . . . . . . . . . . . . .        628,039        1,126,899
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . .      3,678,237        2,110,717
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      1,167,702        1,184,253
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .      9,171,141        8,350,575
                                                                        ------------     ------------
Mortgage notes receivable (net of reserve for uncollectibility of $327,774 and $527,774 at December 31, 1996 and 1995,
  respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,867,695        2,067,695
Investment properties, at cost - Schedule III:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . .      4,845,861       17,654,091
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .     60,783,454      191,845,064
                                                                        ------------     ------------
                                                                          65,629,315      209,499,155
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .     23,002,534       81,997,627
                                                                        ------------     ------------
          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .     42,626,781      127,501,528

    Properties held for sale or disposition . . . . . . . . . . . . .     66,102,154            --
                                                                        ------------     ------------

          Total investment properties . . . . . . . . . . . . . . . .    108,728,935      127,501,528
                                                                        ------------     ------------

Investment in unconsolidated venture, at equity . . . . . . . . . . .        628,276          547,381
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      3,802,233        4,147,934
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .      2,965,832        2,910,837
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .        405,564        8,905,564
                                                                        ------------     ------------

                                                                        $127,569,676      154,431,514
                                                                        ============     ============




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    517,413       28,216,001
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      3,005,313        1,559,456
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        612,197          675,234
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .      1,883,331        2,270,877
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        713,459        1,511,605
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .      6,731,713       34,233,173

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        215,186          222,353
Long-term debt, less current portion. . . . . . . . . . . . . . . . .    130,058,240      128,508,546
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .        200,749          231,178
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .    137,205,888      163,195,250

Deferred gain on sale of investment properties. . . . . . . . . . . .      1,867,695        2,067,695
Venture partner's subordinated equity in venture. . . . . . . . . . .      2,600,108        3,830,469

Partners' capital accounts (deficit):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (12,895,787)     (12,478,272)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (1,116,446)      (1,116,446)
                                                                        ------------     ------------
                                                                         (14,011,233)     (13,593,718)
                                                                        ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .    121,935,233      121,935,233
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (76,960,040)     (77,935,440)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (45,067,975)     (45,067,975)
                                                                        ------------     ------------
                                                                             (92,782)      (1,068,182)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .    (14,104,015)     (14,661,900)
                                                                        ------------     ------------
                                                                        $127,569,676      154,431,514
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $32,775,314       35,420,992      36,560,773
  Interest income . . . . . . . . . . . . . . . . .         284,126          339,764         184,166
                                                        -----------      -----------     -----------
                                                         33,059,440       35,760,756      36,744,939
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .      15,013,553       16,573,287      19,589,577
  Depreciation. . . . . . . . . . . . . . . . . . .       6,110,344        6,561,402       8,518,226
  Property operating expenses . . . . . . . . . . .      17,400,478       17,758,087      19,755,404
  Professional services . . . . . . . . . . . . . .         289,023          272,963         282,379
  Amortization of deferred expenses . . . . . . . .       1,057,233        1,273,972       1,043,910
  General and administrative. . . . . . . . . . . .         348,185          374,219         230,315
  Provision for unrealizable venture
    partner deficit . . . . . . . . . . . . . . . .       8,500,000            --              --
                                                        -----------      -----------     -----------
                                                         48,718,816       42,813,930      49,419,811
                                                        -----------      -----------     -----------

          Operating earnings (loss) . . . . . . . .     (15,659,376)      (7,053,174)    (12,674,872)

Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . . .          80,895           67,570        (125,370)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . .       1,475,361        2,794,709       3,968,903
                                                        -----------      -----------     -----------
          Net operating earnings (loss) . . . . . .     (14,103,120)      (4,190,895)     (8,831,339)

Gain from sale or disposition of investment
  properties, net of venture partner's
  share of gain (loss) of ($1,004,351) in 1994. . .      13,480,719            --          4,693,546
                                                        -----------      -----------     -----------
          Net earnings (loss) before
            extraordinary item. . . . . . . . . . .        (622,401)      (4,190,895)     (4,137,793)

Extraordinary gain on forgiveness
  of indebtedness . . . . . . . . . . . . . . . . .       1,180,286            --              --
                                                        -----------      -----------     -----------
          Net earnings (loss) . . . . . . . . . . .     $   557,885       (4,190,895)     (4,137,793)
                                                        ===========      ===========     ===========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------    ------------

          Net earnings (loss) per limited partnership
            interest:
              Net operating earnings (loss) . . . .     $    (98.52)          (29.27)         (61.68)
              Gain from sale or disposition of
                investment properties, net of
                venture partner's share . . . . . .           97.12            --              33.80
              Extraordinary gain on forgiveness
                of indebtedness . . . . . . . . . .            8.50            --              --
                                                        -----------      -----------     -----------

                                                        $      7.10           (29.27)         (27.88)
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




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                 YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                          NET                                  NET OF       NET
              CONTRI-   EARNINGS      CASH                    OFFERING    EARNINGS     CASH
              BUTIONS    (LOSS)   DISTRIBUTIONS     TOTAL      COSTS       (LOSS)  DISTRIBUTIONS     TOTAL
              -------  ---------- -------------  ----------------------  -----------------------  -----------
Balance
 (deficit)
 December 31,
 1993 . . . .  $1,000 (12,004,318)  (1,116,446) (13,119,764)121,935,233 (70,080,706)(45,067,975)   6,786,552

Net earnings
 (loss) . . .    --      (306,318)       --        (306,318)     --      (3,831,475)      --      (3,831,475)
                ----- ----------- ------------ ------------ ----------- -----------------------  -----------
Balance
 (deficit)
 December 31,
 1994 . . . .   1,000 (12,310,636)  (1,116,446) (13,426,082)121,935,233 (73,912,181)(45,067,975)   2,955,077

Net earnings
 (loss) . . .    --      (167,636)       --        (167,636)     --      (4,023,259)      --      (4,023,259)
                ----- ----------- ------------ ------------ ----------- -----------------------  -----------
Balance
 (deficit)
 December 31,
 1995 . . . .   1,000 (12,478,272)  (1,116,446) (13,593,718)121,935,233 (77,935,440)(45,067,975)  (1,068,182)

Net earnings
 (loss) . . .    --      (417,515)       --        (417,515)     --         975,400       --         975,400
                ----- ----------- ------------ ------------ ----------- -----------------------  -----------
Balance
 (deficit)
 December 31,
 1996 . . . .  $1,000 (12,895,787)  (1,116,446) (14,011,233)121,935,233 (76,960,040)(45,067,975)     (92,782)
               ====== =========== ============ ============ =========== =======================  ===========

                         See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $   557,885       (4,190,895)     (4,137,793)
  Items not requiring (providing) cash
    or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . .       6,110,344        6,561,402       8,518,226
      Amortization of deferred expenses . . . . . .       1,057,233        1,273,972       1,043,910
      Long-term debt - deferred accrued
        interest. . . . . . . . . . . . . . . . . .       2,389,325          633,264       2,544,737
      Provision for unrealizable venture
        partner deficit . . . . . . . . . . . . . .       8,500,000            --              --
      Partnership's share of operations of
        unconsolidated ventures . . . . . . . . . .         (80,895)         (67,570)        125,370
      Venture partners' share of ventures'
        operations and gain (loss) on sale. . . . .      (1,475,361)      (2,794,709)     (4,973,254)
      Total (gain) loss on sale or disposition of
        investment properties . . . . . . . . . . .     (13,480,719)           --         (3,689,195)
      Extraordinary gain on forgiveness of
        indebtedness. . . . . . . . . . . . . . . .      (1,180,286)           --              --
  Changes in:
    Rents and other receivables . . . . . . . . . .         486,921          210,272         840,195
    Escrow deposits and restricted funds  . . . . .      (1,567,520)        (879,223)        278,908
    Prepaid expenses. . . . . . . . . . . . . . . .          16,551          114,728         159,359
    Accrued rents receivable. . . . . . . . . . . .         (54,995)         609,926        (412,238)
    Accounts payable. . . . . . . . . . . . . . . .         978,918           69,019        (100,585)
    Unearned rents. . . . . . . . . . . . . . . . .         (63,037)          35,125         (94,413)
    Accrued interest. . . . . . . . . . . . . . . .        (387,546)       2,534,421       3,686,021
    Accrued real estate taxes . . . . . . . . . . .        (798,146)          35,801         (28,607)
    Tenant security deposits. . . . . . . . . . . .            (699)          77,132         (39,712)
    Deferred revenue. . . . . . . . . . . . . . . .         (30,429)         231,178           --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         977,544        4,453,843       3,720,929
                                                        -----------      -----------     -----------





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --           1,392,755         895,510
  Additions to investment properties. . . . . . . .      (2,571,651)      (2,396,331)     (4,338,481)
  Partnership's contributions to unconsolidated
    venture . . . . . . . . . . . . . . . . . . . .           --               --           (159,708)
  Payment of deferred expenses. . . . . . . . . . .        (773,585)        (658,174)       (525,619)
  Cash paid for venture partner's interest. . . . .           --            (544,473)          --
  Cash proceeds from sale of investment properties,
    net of selling expenses . . . . . . . . . . . .       2,158,501            --              --
  Collection of notes receivable. . . . . . . . . .         200,000            --              --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .        (986,735)      (2,206,223)     (4,128,298)
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (467,352)        (422,172)       (381,403)
  Venture partners' contributions to ventures . . .         245,000          251,500         579,019
  Distributions to venture partners . . . . . . . .           --            (251,030)          --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .        (222,352)        (421,702)        197,616
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .        (231,543)       1,825,918        (209,753)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       3,928,706        2,102,788       2,312,541
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $ 3,697,163        3,928,706       2,102,788
                                                        ===========      ===========     ===========






                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $15,401,099       13,405,602      13,358,819
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Sale of investment properties:
      Total sale proceeds, net of selling expenses.     $29,049,082            --              --
      Principal balance and deferred accrued
        interest due on mortgage payable. . . . . .     (26,890,581)           --              --
                                                        -----------      -----------     -----------
          Cash proceeds from sales of investment
            properties, net of selling expenses . .     $ 2,158,501           --               --
                                                        ===========      ===========     ===========
    Purchase of venture partner's interest:
      Addition to basis in investment property. . .     $     --           9,402,453           --
      Note payable. . . . . . . . . . . . . . . . .           --          (5,000,000)          --
      Increase in venture partner's deficit
        in venture. . . . . . . . . . . . . . . . .           --          (3,857,980)          --
                                                        -----------      -----------     -----------
          Cash paid for venture partner's
            interest in venture . . . . . . . . . .     $     --             544,473           --
                                                        ===========      ===========     ===========
          Accrued interest added to balance
            of long-term debt pursuant to
            loan modification . . . . . . . . . . .     $     --           8,530,153           --
                                                        ===========      ===========     ===========
     Balance due on mortgage note payable retired .     $     --               --         13,514,864
     Reduction of land. . . . . . . . . . . . . . .           --               --         (1,905,000)
     Reduction of buildings and improvements. . . .           --               --        (16,801,424)
     Reduction of accumulated depreciation. . . . .           --               --          5,599,445
     Reduction of deferred expenses . . . . . . . .           --               --           (555,967)
     Reduction of accrued interest payable. . . . .           --               --          4,131,910
     Reduction of other assets and liabilities. . .           --               --           (294,633)
                                                        -----------      -----------     -----------
           Non-cash gain recognized on
             disposition of investment property . .     $     --               --          3,689,195
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




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures Mall of Memphis Associates ("Mall of Memphis") (until purchase of the venture partner's interest in 1995), 767 Third Avenue Associates ("767 Third Avenue"), Riverfront Office Park Joint Venture ("Riverfront") and Excelsior Associates, LP ("824 Market Street") (property transferred to lender in December 1994) in which the Partnership has certain preferential claims and rights, as discussed below. The effect of all transactions between the Partnership and the consolidated ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/National City"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:






                                                     1996                              1995
                                     -------------------------------   ------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (Unaudited)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------    ---------- -


Total assets. . . . . . . . . . . .    $127,569,676      26,114,376      154,431,514      26,282,722

Partners' capital accounts
  (deficit):
    General partners. . . . . . . .    (14,011,233)     (12,054,121)     (13,593,718)    (12,245,230)
    Limited partners. . . . . . . .        (92,782)      (8,162,305)      (1,068,182)    (21,932,672)

Net earnings (loss):
    General partners. . . . . . . .       (417,515)         191,109         (167,636)        (98,993)
    Limited partners. . . . . . . .        975,400       13,770,364       (4,023,259)     (2,375,828)

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .           7.10           100.21           (29.27)         (17.29)
                                      ============      ===========      ===========    ============





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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,045,929 at December 31, 1996 and $553,117 at December 31, 1995) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments" (as amended), requires certain entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The remaining debt, with a carrying balance of $130,575,653, has been calculated to have a SFAS 107 value of $122,619,763 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. The Partnership has no other significant financial instruments.

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.





     The Partnership acquired, either directly or through joint ventures, ten apartment complexes, eight office buildings, and an enclosed shopping mall. During 1984, the Partnership sold its Arlington, Texas and its Red Bank, Tennessee apartment complexes. During 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I joint venture ("AM-CAR"), which had ownership interests in the Pavillion Towers office complex located in Aurora, Colorado and the Coast Federal Office Building located in Pasadena, California. During 1988, the Partnership (through Somerset Lake Associates) sold its Indianapolis, Indiana apartment complex. During 1991, the Partnership disposed of its interest in the Gatehall Plaza office building located in Parsippany, New Jersey. During 1992, the Partnership sold its interest in the Wood Forest Glen Apartments, the Meadowcrest Apartments and the Bitter Creek Apartments. In addition, during 1992, the lender realized upon its security and took title to the Yerba Buena West Office Building. During 1993, the Partnership sold its interest in the South Point Apartments. During 1994, the lender realized upon its security and took title to the 824 Market Street Office Building. During 1996, the Partnership sold its interest in the Scotland Yard Phase I and II Apartments, and the El Dorado View Apartments. All of the properties owned at December 31, 1996 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the operating properties has been provided over estimated useful lives of the various components as follows:

                                              YEARS
                                              -----

     Building and improvements --
       straight-line. . . . . . . .             30
     Personal property --
       straight-line. . . . . . . .              5
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

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of an impaired property, the Partnership will generally recognize more gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

     The net results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or sold or disposed of during the past three years were $14,775,311, $6,640,231 and $13,806,479, respectively, for the years ended December 31, 1996, 1995 and 1994. In addition, the accompanying consolidated financial statements include $80,894, $67,570 and $33,808, respectively, of the Partnership's share of total property operations of $589,373, $492,296, and $246,315 of National City Center which is held for sale or disposition as of December 31, 1996.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to three operating joint venture agreements. Pursuant to such venture agreements, the Partnership made initial capital contributions of approximately $34,284,000 before legal and other acquisition costs and its share of operating deficits as discussed below. In general, the Partnership's joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, three office buildings. The venture properties have been financed under various long-term debt arrangements as described in the notes.

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

INVESTMENT PROPERTIES

     NATIONAL CITY CENTER

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

     Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994. The loan will be amortized over 22 years with a balloon payment due on April 10, 2001. Carlyle/National City paid a refundable loan commitment fee of $1,163,524 in 1993 in conjunction with the refinancing. The fee was applied to accrued interest and the prepayment penalty of $580,586 based on the outstanding mortgage balance at the time of refinancing, with the balance of $238,215 refunded to Carlyle/National City in 1994. In addition, the lender required an escrow account of $612,000 to be established at the inception of the refinancing for certain specific future tenant improvement costs at the property. The escrowed funds are to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the extension of the Baker & Hostetler lease. The Venture was required to escrow approximately $313,000 per year in 1994 through 1996 and to escrow approximately $229,000 per year in 1997 and 1998. As of December 31, 1996, approximately $92,000 has been received from the tenant improvement escrow.

Additionally, in January 1997 approximately $820,000 was received from the tenant improvement escrow. As the Partnership has committed to a plan to sell the property, the property has been classified as held for sale or disposition as of December 31, 1996, and therefore, will no longer be subject to continued depreciation.

     767 THIRD AVENUE OFFICE BUILDING

     Occupancy at the property is 96% at December 31, 1996. During 1997, expiration of tenant leases will be approximately 11%. There is no assurance that the expiring tenants can be retained. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     The 767 Third Avenue Venture has a loan which matures in May 1998 and bears interest at 10%. The venture is currently discussing obtaining replacement financing to extend the term of the loan as well as reduce the interest rate. In conjunction with such discussions, the Partnership is having preliminary discussions with the venture partner regarding a sale of the Partnership's interest to the venture partner. There can be no assurance that any refinancing or sale will be finalized.

     As the Partnership has committed to a plan to sell the property, the property has been classified as held for sale or disposition as of December 31, 1996, and therefore, will no longer be subject to continued depreciation.





     824 MARKET STREET OFFICE BUILDING

     Competition had risen significantly for the 824 Market Street Venture primarily due to new office building development in the area and the contraction of tenants in the financial services industry, resulting in lower effective rental rates. In order to reduce debt service payments, the venture negotiated with the first mortgage lender for a possible modification to the mortgage note. Such negotiations were unsuccessful and the first mortgage lender realized upon its security in 1994. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting purposes and Federal income tax purposes of $3,689,195 and $6,805,134, respectively, with no corresponding distributable proceeds.

     RIVERFRONT OFFICE BUILDING

     The property had been operating at a deficit while the lender under the four existing mortgage notes had accepted payments of partial debt service. In order to reduce debt service payments, the joint venture initiated discussions with the lender to negotiate modifications to the mortgage notes. Effective November 1995, the joint venture entered into a Loan Repayment Agreement with the existing lender. The terms of the agreement generally provide for a loan restructure that retroactively reduces the interest rate payable on the loans and adjusts the terms of the loans from their present maturity. The loans (which previously accrued interest at rates ranging from 10% to 14% per annum) accrue interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum shall be the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from January 1, 2003 to December 31, 2007. In addition, as participating interest and taking into account the annual interest payable as set forth above, the lender is entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) upon repayment.

     For financial reporting purposes, the principal amount of the loan and accrued interest as of the effective date of the restructuring have been classified as long-term debt. In addition, notwithstanding the payments specified above, interest accrues at the effective rate of approximately 9.7% based upon the future cash payments specified by the terms of the Repayment Agreement. This additional accrued interest is classified as long-term debt.

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

     In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At December 31, 1996, the total amount of ground lease payments in arrears is approximately $684,000. In this regard, as a condition of the loan restructure discussed above, the ground lease was amended to provide for the deferral of any and all ground lease payments since February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. Pursuant to this amendment, such unpaid ground rent accrues at the lesser of (a) interest at the amended loan terms or (b) 14% after repayment of the loan (net of any management fees received by the lessor). However, the loan restructure also provides that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but at a reduced amount (as defined).

     As a result of the adoption of SFAS 121, the Partnership recorded a provision for unrealizable venture partner deficit of $8,500,000 as a result of the uncertainty of the Partnership recovering the deficit capital account from future operations and ultimate sale of the property. Such provision was recorded in 1996 to reduce the venture partner's deficit capital account to its then estimated recoverable amount. In addition, no additional venture losses have been allocated to the venture partner for 1996. Riverfront is not considered a source of future liquidity to the Partnership. As the Partnership has committed to a plan to sell or dispose of the property, the property has been classified as held for sale or disposition as of December 31, 1996, and therefore, will no longer be subject to continued depreciation.

     MALL OF MEMPHIS

     In March 1993, the venture finalized, in the form of a third mortgage loan from the lender for its other mortgage loans, additional financing of $7,600,000 for ten years at a rate of 10% per annum. The Partnership's share of the funding in 1993 was $4,719,095 (net of closing costs). Of the amount funded, the Partnership was required to deposit $1,000,000 in an escrow account as security against any currently undiscovered environmental issues.

     In August 1995, the Partnership purchased the venture partner's 36.94% interest in Mall of Memphis and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest. Accordingly, the Partnership has accounted for its investment in Mall of Memphis as wholly-owned as of August 1995. The purchase price was approximately $5,500,000, of which $500,000 (plus certain closing costs) was paid in cash at closing with the balance represented by a $5,000,000 promissory note. The purchase price exceeded the venture partner's capital account balance for financial reporting purposes by $9,402,453. This difference was accounted for as additional basis in the investment property for financial reporting purposes. Correspondingly, the venture partner's deficit in ventures was reduced by $3,857,980. Interest accrues on the unpaid balance of the promissory note at a rate of 8.0% per annum from the acquisition date and is payable June 1 of each year solely to the extent of 36.94% of the venture's annual cash flow (as defined) for the preceding calendar year, with any unpaid interest also accruing interest at 8.0% per annum. The note is non-recourse and is secured only by the purchased venture partner's interest. However, the Partnership has guaranteed the venture partner (seller), on a recourse basis, that the interest payment to be paid on June 1, 1996 shall be no less than $300,000 and that the interest payment to be paid on June 1, 1997 shall be no less than $600,000 less the amount actually paid by the Partnership on June 1, 1996. Due to the increase in vacancies and other property operating considerations, the Partnership did not make the June 1996 guaranteed payment until December 1996. Any amounts required to be paid in excess of the interest accrued to date is applied to the outstanding principal balance of the note. The promissory note requires repayment of principal and all accrued interest at maturity (subject to reduction under certain circumstances related to the property's market value) which is the earlier of August 2002 (lender has two five-year options to extend) or upon sale of the property. The venture partner has a right of first opportunity (as defined) to purchase the property.

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





     SCOTLAND YARD - PHASE I AND II APARTMENTS AND
     EL DORADO VIEW APARTMENTS

     In December 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire the existing long-term mortgage notes secured by the Scotland Yard - Phase I and II and El Dorado View apartment complexes. The loans provided for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a calendar year (all as defined) exceed a base amount. For the fiscal years ended 1996, 1995 and 1994, contingent interest was approximately $230,000, $282,000 and $257,000, respectively. In the event that these properties were sold 90 days or earlier before the maturity date of the loan, the lender was entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full calendar years preceding the sale (all as defined). The lender was also entitled to additional contingent interest if such prepayment penalty, as calculated above, was less than certain internal rates of return (13.25%-14.00%) as defined in the note. The Partnership recorded an accrual for such additional contingent interest of $4,239,104 as deferred accrued interest included in the balance of such debt in the accompanying consolidated financial statements at December 31, 1995. The lender had the right (with 120 days prior notification) to call the remaining loans (at par) at any time after January 1, 1996.

     Due to the rights of the lender as described above, the Partnership had classified the loans, including accrued additional contingent interest, (with an outstanding balance of $27,749,104) as current liabilities in the accompanying consolidated balance sheet at December 31, 1995. In addition, the properties were classified as held for sale as of April 1, 1996, and therefore, have not been subject to continued depreciation.

     On November 1, 1996, the Partnership sold the Scotland Yard Apartments Phase I and II located in Houston, Texas for $23,200,000 (before closing costs and prorations). A major portion of the sale proceeds was utilized to retire the mortgage loans totaling $18,815,000. The Partnership received approximately $3,787,000 in connection with the sale after all fees and closing costs. Of this amount, the lender received an additional amount of approximately $2,329,000 as participation in the sale proceeds, as required by the mortgage note, as discussed above. Therefore, the Partnership received a net amount of cash of approximately $1,458,000. As a result of the sale, the Partnership recognized a gain of $10,582,373 and an extraordinary gain of $1,180,286, due to the retirement of deferred accrued interest related to the mortgage note, for financial reporting purposes. In addition, the Partnership recognized a gain of $17,772,687 for Federal income tax purposes in 1996.

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

The Partnership received approximately $1,752,000 in connection with the sale after all fees and closing costs. Of this amount, the lender received an additional amount of approximately $1,051,000 as participation in the sale proceeds as required by the mortgage note, as discussed above. Therefore, the Partnership received a net amount of cash of approximately $701,000. As a result of the sale, the Partnership recognized a $2,698,346 gain for financial reporting and recognized a gain of $5,438,130 for Federal income tax purposes in 1996.





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

The two promissory notes of $3,000,000 and $750,000 bear interest at various rates and were due in April 1996. Beginning in 1991, the Partnership has not received the scheduled interest payments of $15,000 on the $750,000 note and the 1993 or 1994 scheduled interest payments of $60,000 each on the $3,000,000 note. The Partnership received a $200,000 settlement in 1996 with one of the makers of the $3,000,000 note. The other maker of this note remains obligated for the balance. Although these notes are secured by personal guarantees from principals of the venture partner, collection of all past due and future amounts from these notes are considered unlikely; however, the Partnership is evaluating all of its legal options. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve was established at December 31, 1993, which was reduced to $327,774 in 1996 as a result of the $200,000 receipt, to reduce the notes receivable balance to an amount not to exceed the related deferred gain on sale.

     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method of accounting. Accordingly, $200,000 of gain was recognized in 1996 and no profit was recognized in 1995 or 1994.

     YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transaction of title and management of the property, the joint venture was able to negotiate the right to share in future sales or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture has a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The joint venture has recently learned that the lender has sold the property without having given the joint venture its right of first opportunity to purchase it. The joint venture is analyzing its legal remedies for the lender's breach of its obligation. There are no assurances that the joint venture would recover any amounts in the event it should pursue its legal remedies.





LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1996 and 1995:

                                                                              1996            1995
                                                                          -----------     -----------

9-1/2% mortgage note; secured by the Scotland Yard - Phase I apartment complex in Houston, Texas; payable in monthly
  installments of interest only until January 1, 1999
  (callable commencing January 1, 1996) when the remaining
  balance, including participation interest, is payable
  (retired upon sale in 1996) . . . . . . . . . . . . . . . . . . . .  $       --          10,800,673

10% first mortgage note; secured by the Mall of Memphis
  shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $279,823 through
  January 1, 2018; additional interest payable equal to 20%
  of certain rents in excess of a specified level (approximately
  $27,000, $138,000 and $86,000 for 1996, 1995 and 1994,
  respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,465,209      29,855,127

14-1/2% second mortgage note; secured by the Mall of Memphis shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $41,958 through
  January 1, 2018 . . . . . . . . . . . . . . . . . . . . . . . . . .       3,306,066       3,328,389

10% third mortgage note; secured by the Mall of Memphis
  shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $66,696 through
  April 1, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,422,141       7,477,252

10% mortgage note; secured by the 767 Third Avenue
  office building in New York, New York; payable in monthly
  installments of interest only until May 12, 1999 when the
  remaining principal balance of $37,986,531 is payable;
  additional interest equal to 5% of certain rents in
  excess of a specified level is payable (no additional
  interest was due for 1996, 1995 and 1994) . . . . . . . . . . . . .      37,986,531      37,986,531

Promissory note payable to venture partner; unsecured;
  related to 767 Third Avenue; bearing interest
  at a rate equal to the prime rate (approximately
  8.25% and 8.5% on December 31, 1996 and December 31,
  1995, respectively) plus 2% payable in monthly
  installments of interest only until May 1998
  when the remaining balance is payable . . . . . . . . . . . . . . .       2,500,000       2,500,000





                                                                              1996            1995
                                                                          -----------     -----------

First mortgage note payable (effective January 1, 1994)
  secured by the Riverfront office building in Cambridge,
  Massachusetts; payable in monthly installments of interest only at rates ranging from 6% to 9% until December 31, 2007, or prepayment date, when the remaining balance, including the
  Minimum Return and Residual Amount (as defined), is payable;
  interest accrued at an effective rate of approximately
  9.7% commencing November 1995 . . . . . . . . . . . . . . . . . . .     44,895,706       42,828,144

9-1/2% mortgage note; secured by the El Dorado View
  apartment complex in Webster, Texas; payable in monthly
  installments of interest only until January 1, 1999
  (callable commencing January 1, 1996) when the
  remaining balance, including participation interest,
  is payable (retired upon sale in 1996). . . . . . . . . . . . . . .          --           5,424,309

9-1/2% mortgage note; secured by the Scotland Yard - Phase II apartment complex in Houston, Texas; payable in monthly
  installments of interest only until January 1, 1999
  (callable commencing January 1, 1996) when the remaining
  balance, including participation interest, is payable
  (retired upon sale in 1996) . . . . . . . . . . . . . . . . . . . .          --          11,524,122

8% promissory payable secured by the Partnership's purchased interest in the Mall of Memphis Associates; payable annually to the extent of Net Cash Flow (as defined); subject to certain minimum payments in 1996 and 1997;
  due August 8, 2002 (Lender has two five-year options to
  extend at the lesser of the outstanding balance of the
  loan or the Lenders Market Share (as defined)). . . . . . . . . . .       5,000,000       5,000,000
                                                                         ------------     -----------
          Total debt. . . . . . . . . . . . . . . . . . . . . . . . .     130,575,653     156,724,547
          Less current portion of long-term debt. . . . . . . . . . .            517,413   28,216,001
                                                                         ------------     -----------
          Total long-term debt. . . . . . . . . . . . . . . . . . . .    $130,058,240     128,508,546
                                                                         ============     ===========




     Five year maturities of long-term debt are as follows:

                    1997. . . . . . . . . .     $   517,413
                    1998. . . . . . . . . .       3,072,891
                    1999. . . . . . . . . .      38,620,910
                    2000. . . . . . . . . .         702,538
                    2001. . . . . . . . . .         778,102
                                                ===========

     Long-Term Debt Modifications - General

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

    The Partnership Agreement provides that the Limited Partners shall receive 99% and the General Partners shall receive 1% of the sale or refinancing proceeds of a real property (net after expenses and retained working capital) until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which when combined with sale or refinancing proceeds previously distributed, equal to a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1983. After such distributions, the General Partners shall receive (to the extent not previously received) proceeds up to 3% of the aggregate sales price of properties previously sold by the Partnership with any remaining proceeds allocated 85% to the Limited Partners and 15% General Partners. The Limited Partners are not expected to receive cash distributions of sale or refinancing proceeds in an amount equal to their initial capital investment. Therefore, no sale proceeds would currently be distributable to the General Partners pursuant to the distribution levels described above.

     Allocations among the partners in the accompanying accrual basis consolidated financial statements have been made in accordance with the provisions of the Partnership Agreement and the venture agreements. The allocation percentages may differ from year to year based on future events.

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


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership's and its consolidated ventures' principal assets are two office buildings and one enclosed shopping mall. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office building and shopping center tenants range in term from one to twenty-four years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenant sales
volumes.   With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost of the leased assets net of accumulated depreciation are summarized as follows at December 31, 1996:

               Shopping mall:
                 Cost . . . . . . . . . . . . .  $ 65,629,315
                 Accumulated depreciation . . .    23,002,534
                                                 ------------
                                                   42,626,781
                                                 ------------
               Office buildings:
                 Cost . . . . . . . . . . . . .   118,969,702
                 Accumulated depreciation . . .    52,867,548
                                                 ------------
                                                   66,102,154
                                                 ------------
               Total. . . . . . . . . . . . . .  $108,728,935
                                                 ============





     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

               1997 . . . . . . . . . . . . . .    $18,159,155
               1998 . . . . . . . . . . . . . .     14,837,455
               1999 . . . . . . . . . . . . . .     12,636,599
               2000 . . . . . . . . . . . . . .     10,671,095
               2001 . . . . . . . . . . . . . .      8,896,600
               Thereafter . . . . . . . . . . .     29,891,664
                                                   -----------
               Total. . . . . . . . . . . . . .    $95,092,568
                                                   ===========

     Additional contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1996, 1995 and 1994:

               1994 . . . . . . . . . . . . . .       $277,151
               1995 . . . . . . . . . . . . . .        354,677
               1996 . . . . . . . . . . . . . .        300,141
                                                      ========

LEASES - AS PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease.

     The Riverfront venture owns a net leasehold interest which expires in 2061 (subject to a 19-year extension) in the land underlying the Cambridge, Massachusetts office building. The lease provides for annual rent equal to the greater of 2% of gross income from the property or a minimum amount (which increases on a fixed schedule from $132,700 at inception,to $298,575 for the years 2007 through 2080). The joint venture has not made the scheduled ground lease payments since February 1993. At December 31, 1996, the total amount of deferred and accrued ground lease expense is approximately $684,000. Reference is made to the Riverfront venture agreement discussed above regarding the waiver of any and all scheduled ground rent payments due under the lease since February 1993 in conjunction with a loan restructure with the mortgage lender.

    Future minimum rental commitments under this lease are as follows:

                    1997. . . . . . . . . .     $   212,230
                    1998. . . . . . . . . .         212,230
                    1999. . . . . . . . . .         212,230
                    2000. . . . . . . . . .         212,230
                    2001. . . . . . . . . .         212,230
                    Thereafter. . . . . . .      17,682,275
                                                -----------

                    Total . . . . . . . . .     $18,743,425
                                                ===========


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 1996, 1995 and 1994 are as follows:





                                                         UNPAID AT
                                                        DECEMBER 31,
                            1996       1995      1994      1996
                          --------   --------  -------- ------------

Property management
 and leasing fees . . . . $289,483    344,158   381,810      --
Insurance commissions . .   27,639     34,756    32,821      --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .    9,141    115,562   110,687      1,021
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   24,234     27,279     8,230      5,659
Reimbursement (at cost)
 for legal services . . .    5,451      3,130     4,920      1,438
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related to the on-site
 and other costs for
 the Partnership and
 its investment
 properties . . . . . . .    --        77,031    58,118       --
                          --------    -------   -------      -----
                          $355,948    601,916   596,586      8,118
                          ========    =======   =======      =====

     The Corporate General Partner has deferred payment of partnership management fees of $11,936. In addition, distributions to the General Partners of the first quarter 1991 net cash flow of the Partnership aggregating $7,161 have been deferred. The General Partners and their affiliates have also deferred payment of the Partnership's share of property management and leasing fees of approximately $171,000 for the Partnership's unconsolidated venture, which is not included in the consolidated financial statements. These amounts do not bear interest and may be paid in future periods.








                                                                                               SCHEDULE III
                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1996
                                  INITIAL COST TO                          GROSS AMOUNT AT WHICH CARRIED
                                  PARTNERSHIP (A)                              AT CLOSE OF PERIOD (B)
                           ---------------------------      COSTS    ----------------------------------------
                              LAND AND     BUILDINGS     CAPITALIZED     LAND AND     BUILDINGS
                              LEASEHOLD      AND        SUBSEQUENT TO   LEASEHOLD        AND
               ENCUMBRANCE    INTEREST    IMPROVEMENTS   ACQUISITION     INTEREST    IMPROVEMENTS   TOTAL (E)
               -----------   -----------  ------------ --------------   ----------   ------------ -----------
OFFICE
 BUILDINGS:
 New York,
  New York
  (767 Third
  Avenue)(D). .$40,486,531    10,252,897    59,515,887      9,911,989   10,252,898     69,427,875  79,680,773
 Cambridge,
  Massachu-
  setts (D) . . 44,895,706        (C)       27,114,515     12,174,414       (C)        39,288,929  39,288,929
SHOPPING
 MALL:
 Memphis,
  Tennessee . . 45,193,416     3,608,935    39,870,758     22,149,622    4,845,861     60,783,454  65,629,315
              ------------    ----------   -----------     ----------   ----------    ----------- -----------
    Total . . .$130,575,653   13,861,832   126,501,160     44,236,025   15,098,759    169,500,258 184,599,017
              ============    ==========   ===========     ==========   ==========    =========== ===========




                                                                                 SCHEDULE III - CONTINUED
                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1996

                                                                                LIFE ON WHICH
                                                                                DEPRECIATION
                                                                                 IN LATEST
                                                                                STATEMENT OF        1996
                            ACCUMULATED             DATE OF        DATE          OPERATION      REAL ESTATE
                           DEPRECIATION(F)       CONSTRUCTION    ACQUIRED       IS COMPUTED        TAXES
                          ----------------       ------------   ----------    ---------------   -----------
OFFICE BUILDINGS:
 New York, New York
  (767 Third Avenue)
  (D) . . . . . . . . . .     $35,702,289            1981          9/30/81         5-30 years     2,021,004
 Cambridge, Massachusetts
  (D) . . . . . . . . . .      17,165,259            1983         10/22/81         5-30 years     1,183,626
SHOPPING MALL:
 Memphis,
  Tennessee (D) . . . . .      23,002,534            1981           8/3/81         5-30 years     1,604,006
                              -----------                                                         ---------

    Total . . . . . . . .     $75,870,082                                                         4,808,636
                              ===========                                                         =========

------------------
        (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $163,931,000.
        (C) Property operated under ground lease; see the Notes.
        (D) Properties owned and operated by joint ventures; see the Notes.




                                                                              SCHEDULE III - CONTINUED
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 1996

(E)  Reconciliation of real estate owned:

                                                             1996            1995              1994
                                                         ------------    ------------     ------------
     Balance at beginning of period . . . . . . . . .    $209,499,155     197,649,247      212,017,190
     Additions during period. . . . . . . . . . . . .       3,038,590      11,849,908        4,338,481
     Reductions during period . . . . . . . . . . . .     (27,938,728)          --         (18,706,424)
                                                         ------------    ------------     ------------

     Balance at end of period . . . . . . . . . . . .    $184,599,017     209,499,155      197,649,247
                                                         ============    ============     ============

(F)   Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $ 81,997,627      75,428,110       72,509,329
     Depreciation expense . . . . . . . . . . . . . .       6,110,344       6,569,517        8,518,226
     Reductions during period . . . . . . . . . . . .     (12,237,889)          --          (5,599,445)
                                                         ------------    ------------     ------------

     Balance at end of period . . . . . . . . . . . .    $ 75,870,082      81,997,627       75,428,110
                                                         ============    ============     ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1996 and 1995.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families, and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. (formerly known as Realty Associates-XI, L.P.). ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the Corporate General Partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is a director of USC, Inc. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investment business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of USC, Inc., as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1996, 1995 and 1994, no cash distributions were paid to the General Partners. In 1991, the General Partners deferred distributions of $7,161 and management fees of $11,936.

     Urban Retail Properties, Co., an affiliate of the Corporate General Partner, provided property management and leasing services at the Mall of Memphis during 1996. In 1996, such affiliate earned and received property management and leasing fees amounting to $289,483. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1996 aggregating $27,639 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner of the Partnership and their affiliates may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1996, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $38,826. Cumulative amounts unpaid at December 31, 1996 were $8,118.

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

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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





             4-F. Loan repayment agreement related to the first through fourth mortgage loan documents secured by the Riverfront Office Building in Cambridge Massachusetts, is filed herewith.

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

             10-F.Purchase Agreement dated July 23, 1996 related to the sale of El Dorado View Apartments in Houston, Texas, by and between Carlyle Real Estate Limited Partnership - XI and Meridian Capital Corporation, is hereby incorporated by reference to the Partnership's report for September 30, 1996 on Form 10-Q (File No. 0-10494) dated November 8, 1996.

             10-G.Purchase Agreement dated November 1, 1996 related to the sale of Scotland Yard Apartments - Phase I and II in Houston, Texas, by and between Carlyle Real Estate Limited Partnership-XI and FCS Realty, LLC, is filed herewith.

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

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.






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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                 By:    JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                 By:    Gailen J. Hull
                        Senior Vice President
                 Date:  March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:    JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                 By:    Judd D. Malkin, Chairman and
                        Chief Financial Officer
                 Date:  March 21, 1997

                        NEIL G. BLUHM*
                 By:    Neil G. Bluhm, President and Director
                 Date:  March 21, 1997

                        H. RIGEL BARBER*
                 By:    H. Rigel Barber, Chief Executive Officer
                 Date:  March 21, 1997

                        GLENN E. EMIG*
                 By:    Glenn E. Emig, Chief Operating Officer
                 Date:  March 21, 1997


                        GAILEN J. HULL
                 By:    Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                 Date:  March 21, 1997

                        A. LEE SACKS*
                 By:    A. Lee Sacks, Director
                 Date:  March 21, 1997

                        STUART C. NATHAN*
                 By:    Stuart C. Nathan, Executive Vice President
                          and Director
                 Date:  March 21, 1997

                 *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                 By:    Gailen J. Hull, Attorney-in-Fact
                 Date:  March 21, 1997




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

4-B.      Mortgage loan documents secured
          by the Mall of Memphis                  Yes

4-C.      First through third mortgage
          loan documents secured by the
          Riverfront Office Building              Yes

4-D.      Fourth mortgage loan document
          secured by the Riverfront
          Office Building                         Yes

4-E.      Deed of trust note dated
          March 31, 1993 secured by the
          Mall of Memphis                         Yes

4-F.      Loan Repayment Agreement
          secured by the Riverfront
          Office Building                         No

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

10-B.     Acquisition documents related
          to the Mall of Memphis                  Yes

10-C.     Acquisition documents related
          to the Riverfront Office Building       Yes

10-D.     Amended and Restated Promissory
          Note, between Carlyle/National
          City Center Office Building             Yes

10-E.     Acquisition documents relating
          to the purchase by the Partnership
          of the venture partner's interest
          in the Mall of Memphis                  Yes

10-F.     Purchase Agreement related to
          the Sale of the El Dorado View
          Apartments                              Yes

10-G.     Purchase Agreement related to
          the sale of the Scotland Yard
          Apartments - Phase I and II             No

21.       List of Subsidiaries                    No

24.       Powers of Attorney                      No

27.       Financial Data Schedule                 No