Form 10-Q/A
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1997-05-12
CIK 350667

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                          FORM 10Q/A

                        AMENDMENT NO. 1


       Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934




         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
     -----------------------------------------------------
    (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification

Commission File No. 0-10494                        No. 36-3102608




     The undersigned registrant hereby amends the following sections of its Report for the quarter ended March 31, 1996 on Form 10-Q as set forth in the pages attached hereto:

     Item 1.  Financial Statements.  Pages 3 through 10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Page 11

     Item 6.  Exhibits and Reports on Form 8-K.  Pages 13 and 14
              (and exhibits thereto)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                        By:    JMB Realty Corporation
                               (Corporate General Partner)


                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  May 8, 1997

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                  MARCH 31,    DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  2,390,411    3,928,706
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,351,622 and $1,524,496 at
    March 31, 1996 and December 31, 1995, respectively). . . .        780,006    1,126,899
  Escrow deposits and restricted funds . . . . . . . . . . . .      3,543,329    2,110,717
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        666,541    1,184,253
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .      7,380,287    8,350,575
                                                                 ------------  -----------

Mortgage notes receivable (net of reserve for
 uncollectibility of $527,774) . . . . . . . . . . . . . . . .      2,067,695    2,067,695
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . .     17,654,091   17,654,091
    Buildings and improvements . . . . . . . . . . . . . . . .    192,233,078  191,845,064
                                                                 ------------  -----------
                                                                  209,887,169  209,499,155
    Less accumulated depreciation. . . . . . . . . . . . . . .     83,513,791   81,997,627
                                                                 ------------  -----------
        Total investment properties, net
          of accumulated depreciation. . . . . . . . . . . . .    126,373,378  127,501,528

Investment in unconsolidated venture, at equity. . . . . . . .        602,570      547,381
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      3,944,923    4,147,934
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,766,346    2,910,837
Venture partners' deficits in ventures . . . . . . . . . . . .        406,331    8,905,564
                                                                 ------------  -----------
                                                                 $143,541,530  154,431,514
                                                                 ============  ===========



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------
                                                                  MARCH 31,    DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 28,274,605   28,216,001
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      1,432,806    1,559,456
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        679,028      675,234
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .      2,064,738    2,270,877
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        891,258    1,511,605
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .     33,342,435   34,233,173
Tenant security deposits . . . . . . . . . . . . . . . . . . .        215,319      222,353
Long-term debt, less current portion . . . . . . . . . . . . .    128,882,029  128,508,546
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .        223,825      231,178
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .    162,663,608  163,195,250

Deferred gain on sale of investment property . . . . . . . . .      2,067,695    2,067,695
Venture partners' subordinated equity in ventures. . . . . . .      3,543,938    3,830,469

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (12,881,144) (12,478,272)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,116,446)  (1,116,446)
                                                                 ------------  -----------
                                                                  (13,996,590) (13,593,718)
                                                                 ------------  -----------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . .    121,935,233  121,935,233
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (87,604,379) (77,935,440)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (45,067,975) (45,067,975)
                                                                 ------------  -----------
                                                                  (10,737,121)  (1,068,182)
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .    (24,733,711) (14,661,900)
                                                                 ------------  -----------
                                                                 $143,541,530  154,431,514
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)
                                                                     1996         1995
                                                                -------------  -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . .   $  8,252,436    8,737,707
  Interest income. . . . . . . . . . . . . . . . . . . . . . .         46,304       36,930
                                                                 ------------   ----------
                                                                    8,298,740    8,774,637
                                                                 ------------   ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . .      3,856,670    3,933,323
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .      1,516,164    1,594,309
  Property operating expenses. . . . . . . . . . . . . . . . .      4,397,737    4,081,413
  Professional services. . . . . . . . . . . . . . . . . . . .         95,670       85,100
  Amortization of deferred expenses. . . . . . . . . . . . . .        262,171      246,969
  General and administrative . . . . . . . . . . . . . . . . .         84,625       71,818
  Provision for unrealizable venture partner deficit . . . . .      8,500,000        --
                                                                 ------------   ----------
                                                                   18,713,037   10,012,932
                                                                 ------------   ----------
        Operating earnings (loss). . . . . . . . . . . . . . .    (10,414,297)  (1,238,295)

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . . . . .         55,189      (50,854)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . . . . .        287,297      554,190
                                                                 ------------   ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . .   $(10,071,811)    (734,959)
                                                                 ============   ==========
        Net earnings (loss) per limited partnership interest .   $     (70.36)       (5.13)
                                                                 ============   ==========
        Cash distributions per limited partnership interest. .   $      --           --
                                                                 ============   ==========




                 See accompanying notes to consolidated financial statements.

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$(10,071,811)     (734,959)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   1,516,164     1,594,309
    Amortization of deferred expenses. . . . . . . . . . . . . . .     262,171       246,969
    Long-term debt - deferred accrued interest . . . . . . . . . .     546,492        69,720
    Partnership's share of operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . .     (55,189)       50,854
    Venture partner's share of venture's operations. . . . . . . .    (287,297)     (554,190)
    Provision for unrealizable venture partner deficit . . . . . .   8,500,000         --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     346,893      (234,107)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .     517,712        27,799
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .  (1,432,612)        5,012
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     144,491      (121,592)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (126,650)     (184,887)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .       3,794      (158,624)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .    (206,139)      228,955
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (620,347)     (612,686)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (7,034)       (3,341)
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .      (7,353)        --
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .    (976,715)     (380,768)
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales (purchases) and maturities of short-term investments .       --          944,164
  Additions to investment properties . . . . . . . . . . . . . . .    (388,015)     (442,566)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (59,160)      (35,753)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .    (447,175)      465,845
                                                                  ------------   -----------



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (114,405)     (101,556)
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . .    (114,405)     (101,556)
                                                                  ------------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .  (1,538,295)      (16,479)

          Cash and cash equivalents, beginning of year . . . . . .   3,928,706     2,102,788
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$  2,390,411     2,086,309
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  3,516,317     3,634,648
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
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

                                                   Unpaid at
                                                   March 31,
                               1996      1995        1996
                             -------    ------   -------------
Property management
 and leasing fees. . . . .   $57,461    82,870         --
Insurance commissions,
 management fees to
 corporate general
 partner and reimburse-
 ment (at cost) for
 out-of-pocket
 expenses. . . . . . . . .    18,726     3,222        48,757
                             -------    ------        ------

                             $76,187    86,092        48,757
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

     As a result of the adoption of SFAS 121, the Partnership recorded a provision for unrealizable venture partner deficit of $8,500,000 as a result of the uncertainty of the Partnership recovering the deficit capital account from future operations and ultimate sale of the property. Such provision was recorded in 1996 based upon an analysis of the property's discounted estimated future cash flows over the projected holding period and was recorded to reduce the venture partner's deficit account to its then estimated recoverable amount. In addition, no additional venture losses have been allocated to the venture partner for 1996. Riverfront is not considered a source of future liquidity to the Partnership.


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

     The decrease in venture partners' deficits in ventures at March 31, 1996 as compared to December 31, 1995 is due to the $8,500,000 provision for unrealizable venture partner's deficit recorded as of January 1, 1996 related to the Riverfront office building.

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

     27.     Financial Data Schedule


  (b) No Reports on Form 8-K have been filed for the quarter covered by this report.