Form 10-Q/A
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1997-05-12
CIK 350667

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




     The undersigned registrant hereby amends the following sections of its Report for the quarter ended June 30, 1996 on Form 10-Q as set forth in the pages attached hereto:

     Item 1.  Financial Statements.  Pages 3 through 12

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 13 and 14

     Item 6.  Exhibits and Reports on Form 8-K.  Pages 16 and 17
              (and exhibits thereto).


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

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                                   JUNE 30,    DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  2,932,019    3,928,706
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,326,620 and $1,524,496 at
    June 30, 1996 and December 31, 1995, respectively) . . . .        419,180    1,126,899
  Escrow deposits and restricted funds . . . . . . . . . . . .      4,219,329    2,110,717
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         94,156    1,184,253
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .      7,664,684    8,350,575
                                                                 ------------  -----------

Mortgage notes receivable (net of reserve for
 uncollectibility of $327,774 at June 30, 1996 and
 $527,774 at December 31, 1995). . . . . . . . . . . . . . . .      1,867,695    2,067,695
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . .     17,654,091   17,654,091
    Buildings and improvements . . . . . . . . . . . . . . . .    192,916,135  191,845,064
                                                                 ------------  -----------
                                                                  210,570,226  209,499,155
    Less accumulated depreciation. . . . . . . . . . . . . . .     85,153,609   81,997,627
                                                                 ------------  -----------
        Total investment properties, net
          of accumulated depreciation. . . . . . . . . . . . .    125,416,617  127,501,528

Investment in unconsolidated venture, at equity. . . . . . . .        645,060      547,381
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      3,703,246    4,147,934
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      2,649,728    2,910,837
Venture partners' deficits in ventures . . . . . . . . . . . .        405,564    8,905,564
                                                                 ------------  -----------
                                                                 $142,352,594  154,431,514
                                                                 ============  ===========



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------
                                                                   JUNE 30,    DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 33,532,012   28,216,001
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      1,382,189    1,559,456
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . .        494,095      675,234
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .      2,331,094    2,270,877
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .      1,150,734    1,511,605
                                                                 ------------  -----------
        Total current liabilities. . . . . . . . . . . . . . .     38,890,124   34,233,173
Tenant security deposits . . . . . . . . . . . . . . . . . . .        221,373      222,353
Long-term debt, less current portion . . . . . . . . . . . . .    124,264,886  128,508,546
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .        428,241      231,178
                                                                 ------------  -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . .    163,804,624  163,195,250

Deferred gain on sale of investment property . . . . . . . . .      1,867,695    2,067,695
Venture partners' subordinated equity in ventures. . . . . . .      3,095,516    3,830,469

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (12,954,406) (12,478,272)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,116,446)  (1,116,446)
                                                                 ------------  -----------
                                                                  (14,069,852) (13,593,718)
                                                                 ------------  -----------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . .    121,935,233  121,935,233
    Cumulative net earnings (losses) . . . . . . . . . . . . .    (89,212,647) (77,935,440)
    Cumulative cash distributions. . . . . . . . . . . . . . .    (45,067,975) (45,067,975)
                                                                 ------------  -----------
                                                                  (12,345,389)  (1,068,182)
                                                                 ------------  -----------
        Total partners' capital accounts (deficits). . . . . .    (26,415,241) (14,661,900)
                                                                 ------------  -----------
                                                                 $142,352,594  154,431,514
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

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $ 8,468,033    8,165,086  16,720,469   16,554,465
  Interest income. . . . . . . . . . . . .      57,040       52,293     103,344       89,223
                                           -----------   ---------- -----------   ----------
                                             8,525,073    8,217,379  16,823,813   16,643,688
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .   4,126,688    4,259,866   7,983,358    8,193,189
  Depreciation . . . . . . . . . . . . . .   1,639,818    1,659,155   3,155,982    3,253,464
  Property operating expenses. . . . . . .   4,743,670    4,455,205   9,141,407    8,536,618
  Professional services. . . . . . . . . .      51,248       83,467     146,918      168,567
  Amortization of deferred expenses. . . .     355,949      247,890     618,120      494,859
  General and administrative . . . . . . .     139,376       87,446     224,001      159,264
  Provision for uncollectible venture
    partner deficit. . . . . . . . . . . .       --           --      8,500,000        --
                                           -----------   ---------- -----------   ----------
                                            11,056,749   10,793,029  29,769,786   20,805,961
                                           -----------   ---------- -----------   ----------
        Operating earnings (loss). . . . .  (2,531,676)  (2,575,650)(12,945,973)  (4,162,273)

Partnership's share of operations of
  unconsolidated venture . . . . . . . . .      42,490       56,024      97,679        5,170
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . .     607,656      967,246     894,953    1,673,782
                                           -----------   ---------- -----------   ----------

        Net operating earnings (loss). . .  (1,881,530)  (1,552,380)(11,953,341)  (2,483,321)

Gain on sale of investment property. . . .     200,000        --        200,000        --
                                           -----------   ---------- -----------   ----------

        Net earnings (loss). . . . . . . . $(1,681,530)  (1,552,380)(11,753,341)  (2,483,321)
                                           ===========   ========== ===========   ==========



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------

        Net earnings (loss) per
          limited partnership
          interest:
            Net operating earnings
              (loss) . . . . . . . . . . . $    (13.14)      (10.84)     (83.50)      (17.34)
            Gain on sale of invest-
              ment property. . . . . . . .        1.44        --           1.44        --
                                           -----------   ---------- -----------   ----------

                                           $    (11.70)      (10.84)     (82.06)      (17.34)
                                           ===========   ========== ===========   ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . $     --           --          --           --
                                           ===========   ========== ===========   ==========


















                 See accompanying notes to consolidated financial statements.

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$(11,753,341)   (2,483,321)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   3,155,982     3,253,464
    Amortization of deferred expenses. . . . . . . . . . . . . . .     618,120       494,859
    Long-term debt - deferred accrued interest . . . . . . . . . .   1,300,070       396,353
    Partnership's share of operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . .     (97,679)       (5,170)
    Venture partner's share of venture's operations. . . . . . . .    (894,953)   (1,673,782)
    Provision for uncollectible venture partner deficit. . . . . .   8,500,000         --
    Gain on sale of investment property. . . . . . . . . . . . . .    (200,000)        --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . .     707,719      (527,880)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .   1,090,097       105,866
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .  (2,108,612)      265,988
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     261,109       131,245
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (177,267)     (363,731)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .    (181,139)      847,485
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      60,217     1,002,147
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .    (360,871)     (339,554)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .        (980)          598
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .     197,063         --
                                                                  ------------   -----------
        Net cash provided by (used in) operating activities. . . .     115,535     1,104,567
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments .       --          379,663
  Collection of notes receivable . . . . . . . . . . . . . . . . .     200,000         --
  Additions to investment properties . . . . . . . . . . . . . . .  (1,071,071)   (1,283,642)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (173,432)     (108,980)
                                                                  ------------   -----------
        Net cash provided by (used in) investing activities. . . .  (1,044,503)   (1,012,959)
                                                                  ------------   -----------



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (227,719)     (205,725)
  Venture partners' contributions to venture . . . . . . . . . . .     160,000       162,500
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . .     (67,719)      (43,225)
                                                                  ------------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .    (996,687)       48,383

          Cash and cash equivalents, beginning of year . . . . . .   3,928,706     2,102,788
                                                                  ------------   -----------

          Cash and cash equivalents, end of period . . . . . . . .$  2,932,019     2,151,171
                                                                  ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$  6,743,505     6,794,689
                                                                  ============   ===========
  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
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

                                                   Unpaid at
                                                   June 30,
                              1996       1995        1996
                            --------    ------   -------------
Property management
 and leasing fees. . . . .  $ 98,696   118,220         --
Insurance commissions. . .      --      34,756         --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for
 the Partnership and its
 investment properties . .    42,414     4,355       38,056
                            --------   -------       ------

                            $141,110   157,331       38,056
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

     The decrease in venture partners' deficits in ventures at June 30, 1996 as compared to December 31, 1995 is primarily due to the $8,500,000 provision for unrealizable venture partner's deficit recorded as of January 1, 1996 related to the Riverfront office building.

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