Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1997-05-14
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended March 31, 1997  Commission file number 0-10494



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .     12




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     15

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1997 AND DECEMBER 31, 1996
                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,076,929      3,697,163
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,263,396 and $1,495,915 at
    March 31, 1997 and December 31, 1996, respectively) . . . . . . .           910,809        628,039
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . .         4,618,988      3,678,237
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           569,104      1,167,702
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         9,175,830      9,171,141
                                                                           ------------    -----------
Mortgage notes receivable (net of reserve for
 uncollectibility of $327,774). . . . . . . . . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
Investment property, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,845,861      4,845,861
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .        60,801,939     60,783,454
                                                                           ------------    -----------
                                                                             65,647,800     65,629,315
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .        23,507,170     23,002,534
                                                                           ------------    -----------
        Total investment property, net
          of accumulated depreciation . . . . . . . . . . . . . . . .        42,140,630     42,626,781
    Properties held for sale or disposition . . . . . . . . . . . . .        66,290,849     66,102,154
                                                                           ------------    -----------
        Total investment properties . . . . . . . . . . . . . . . . .       108,431,479    108,728,935
                                                                           ------------    -----------
Investment in unconsolidated venture, at equity . . . . . . . . . . .           794,800        628,276
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         4,030,992      3,802,233
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         2,826,308      2,965,832
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .           405,564        405,564
                                                                           ------------    -----------
                                                                           $127,532,668    127,569,676
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .     $     530,753        517,413
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         2,900,522      3,005,313
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           533,721        612,197
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         2,015,530      1,883,331
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           668,973        713,459
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .         6,649,499      6,731,713
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           205,254        215,186
Long-term debt, less current portion. . . . . . . . . . . . . . . . .       130,469,192    130,058,240
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .           192,706        200,749
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .       137,516,651    137,205,888
                                                                           ------------    -----------
Deferred gain on sale of investment property. . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
Venture partner's subordinated equity in venture. . . . . . . . . . .         2,547,675      2,600,108
                                                                           ------------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (12,907,601)   (12,895,787)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,116,446)    (1,116,446)
                                                                           ------------    -----------
                                                                            (14,023,047)   (14,011,233)
                                                                           ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (77,243,564)   (76,960,040)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (45,067,975)   (45,067,975)
                                                                           ------------    -----------
                                                                               (376,306)       (92,782)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .       (14,399,353)   (14,104,015)
                                                                           ------------    -----------
                                                                           $127,532,668    127,569,676
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,152,820      8,252,436
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       74,293         46,304
                                                                             -----------     ----------
                                                                               7,227,113      8,298,740
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    3,267,276      3,856,670
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      504,636      1,516,164
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .    3,580,306      4,397,737
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       80,418         95,670
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .      227,044        262,171
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       81,728         84,625
  Provision for unrealizable venture
    partner deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         8,500,000
                                                                             -----------     ----------
                                                                               7,741,408     18,713,037
                                                                             -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . . . .     (514,295)   (10,414,297)

Partnership's share of operations of
  unconsolidated venture  . . . . . . . . . . . . . . . . . . . . . . . . .      166,524         55,189
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52,433        287,297
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $  (295,338)   (10,071,811)
                                                                             ===========     ==========
        Net earnings (loss) per limited
          partnership interest. . . . . . . . . . . . . . . . . . . . . . .  $     (2.06)        (70.36)
                                                                             ===========     ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . . . . . . . . . . . . . . .  $     --             --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (295,338)   (10,071,811)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      504,636      1,516,164
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      227,044        262,171
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .      548,750        546,492
    Provision for unrealizable venture partner deficit. . . . . . . . . . .        --         8,500,000
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (166,524)       (55,189)
    Venture partner's share of venture's operations . . . . . . . . . . . .      (52,433)      (287,297)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .     (282,770)       346,893
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .     (940,751)    (1,432,612)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      598,598        517,712
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      139,524        144,491
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,949       (126,650)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (78,476)         3,794
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      132,199       (206,139)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (44,486)      (620,347)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (9,932)        (7,034)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,043)        (7,353)
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .      275,947       (976,715)
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (600,397)      (388,015)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .     (171,326)       (59,160)
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .     (771,723)      (447,175)
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES


                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (124,458)      (114,405)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (124,458)      (114,405)
                                                                            ------------    -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     (620,234)    (1,538,295)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    3,697,163      3,928,706
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  3,076,929      2,390,411
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  2,586,327      3,516,317
                                                                            ============    ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value and were limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness.

     The net results of operations for the three months ended March 31, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $(254,128) and $(9,733,784), respectively. In addition, the accompanying consolidated financial statements include $166,524 and $55,189, respectively, of the Partnership's share of total property operations of $1,213,236 and $402,088 for its unconsolidated property for the three months ended March 31, 1997 and 1996, respectively, which is held for sale or disposition.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          March 31,
                                    1997       1996         1997
                                  -------    -------    -------------
Property management
 and leasing fees . . . . . .     $83,945     57,461          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      12,729      9,706        12,729
                                  -------    -------        ------
                                  $96,674     67,167        12,729
                                  =======    =======        ======

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


RIVERFRONT OFFICE BUILDING

     In 1996, Blue Cross Blue Shield, occupying approximately 88,000 square feet, or approximately 26% of the leasable space of the building, had notified the venture that it would be vacating the premises upon its lease expiration, originally set for March 1998. As a result, the venture entered into a termination agreement with Blue Cross Blue Shield whereby the tenant would vacate certain spaces by certain dates before its lease expiration date for a set payment. This agreement allows the venture to maximize the cash flow of the property. Although the venture will incur substantial lease-up costs as a result of the Blue Cross Blue Shield lease expiration, the venture anticipates that it can fulfill future debt service requirements of the restructured loan. Additionally, the Cambridge, Massachusetts market, in which the property operates, has been improving. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the Partnership would make a decision to commit additional funds to this investment property based on, among other things, the likelihood of the return of such additional investments plus a reasonable profit thereon. The ability of this investment property to provide liquidity to the Partnership is dependent on the property's value and the satisfaction of certain preference levels to the unaffiliated venture partner pursuant to the joint venture agreement.

     The restructured loan secured by the building and improvements requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. The agreement further prohibits the venture owning the property from distributing excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained and utilized for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender prior to withdrawing escrow deposits.

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. The ground lessor is a general partner of the venture partner. At March 31, 1997, the total amount of deferred and accrued ground lease expense is approximately $736,000.

     As a result of the adoption of SFAS 121, the Partnership recorded a provision for unrealizable venture partner deficit of $8,500,000 as a result of the uncertainty of the Partnership recovering the deficit capital account from future operations and ultimate sale of the property. Such provision was recorded as of January 1, 1996 based upon an analysis of the property's discounted estimated future cash flows over the projected holding period and was recorded to reduce the venture partner's deficit account to its then estimated recoverable amount. In addition, no additional venture losses have been allocated to the venture partner as of January 1, 1996.

     The property has been considered held for sale or disposition as of December 31, 1996, and therefore, is no longer subject to continued depreciation.

767 THIRD AVENUE OFFICE BUILDING

     Occupancy at the property is 95% at March 31, 1997. During 1997 and 1998, expiration of tenant leases will be approximately 10% and 20%, respectively. There is no assurance that the expiring tenants can be retained. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in reduced effective rental rates. The adverse market conditions and the negative impact of the reduced effective rental rates are expected to continue through 1998.

     The 767 Third Avenue Venture has a loan which matures in May 1998 and bears interest at 10%. The venture is currently discussing obtaining replacement financing to extend the term of the loan as well as reduce the interest rate. In conjunction with such discussions, the Partnership has had discussions with the venture partner regarding a sale of the Partnership's interest to the venture partner and have reached an agreement in principle for such sale. If the sale is consummated at the proposed terms, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes. However, there can be no assurance that any refinancing or sale will be finalized. Accordingly, the property has been considered held for sale or disposition as of December 31, 1996, and therefore, is no longer subject to continued depreciation.

MALL OF MEMPHIS

     Occupancy at the property is 73% at March 31, 1997. The mall has suffered from a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidation. In addition, the property has been subjected to increased competition for shoppers and tenants from strip centers and large discount stores.
Although certain tenants continue to perform well, overall tenant sales at the property have gradually declined over the last several years. Due to recent poor sales performances, many tenants are electing not to renew their leases or are renewing at lower rates. Several other tenants whose leases are not due to expire in the near term have approached the Partnership seeking rent relief. The Partnership has granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow is expected to decline.

     Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. In addition, the Partnership is contemplating approaching the lender regarding a loan modification. If substantial future operating deficits are incurred and the lender is unwilling to grant an acceptable loan modification, the Partnership would likely decide not to commit additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for Federal income tax purposes with no corresponding distributable proceeds.

     Pursuant to the terms of the note payable to the former venture partner, the Partnership guaranteed a portion of the debt service payments payable on June 1, 1997 in the amount of $300,000.

NATIONAL CITY CENTER

     At the National City Center Office Building located in Cleveland, Ohio, a tenant who occupied approximately 66,000 square feet (12.5% of the building) whose lease expired in late 1996 informed the Partnership that it intended to vacate a portion (approximately 45,000 square feet) upon expiration of its existing lease. In the fourth quarter of 1996, the venture and the tenant reached an agreement in which the tenant delayed downsizing its space until February 1997 and extended the term of the remaining space (approximately 21,000 square feet) until late 2000 at a slightly higher rate. In addition, a tenant (who occupied approximately 12,500 square feet and was operating a restaurant on the building's plaza level) terminated its lease effective August 31, 1996. Upon termination, the tenant was required to pay the venture a lease termination fee of $45,000. In January 1997, the venture collected the termination fee from the tenant. The venture is currently exploring its options and is seeking replacement tenants for the vacant space in the building. However, there can be no assurance that any replacement tenants will be obtained.

     In the first quarter of 1997, the Carlyle/National City venture successfully appealed its 1995 and 1994 real estate taxes. The venture received a refund of approximately $270,000 as a result of the appeal. Additionally, the venture was informed that it had successfully appealed its 1996 real estate taxes (payable in 1997). This will result in a decrease in real estate taxes of approximately $165,000. However, a portion of such refund will cause the issuance of rent credits to the tenants as the tenants are generally responsible for their allocable portion of the real estate taxes pursuant to their lease agreements.

     The venture is currently planning to market the property for sale in 1997.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     At March 31, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,077,000. Such funds are available for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the Mall of Memphis and 767 Third Avenue Office Building and its share of potential leasing costs at the Mall of Memphis, 767 Third Avenue Office Building and National City Center Office Building. Based upon current market conditions, the Partnership may not commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, unanticipated operating deficits.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1997 as compared to December 31, 1996 is primarily due to the funding of operating deficits (including capital additions) at Mall of Memphis.

     The increase in rents and other receivables and the decrease in unearned rents at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of receipts of rental income at certain of the Partnership's investment properties.

     The increase in escrow deposits and restricted funds at March 31, 1997 as compared to December 31, 1996 is primarily due to the fundings of the real estate tax escrow for 767 Third Avenue Office Building and the escrow accounts for Riverfront Office Building as the joint venture is required to deposit excess cash flow after debt service payments to fund future operating short-falls, principal payments and costs associated with additional leasing approved by the lender.

     The decrease in prepaid expenses at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of real estate tax payments for 767 Third Avenue Office Building.

     The decreases in rental income, mortgage and other interest and property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the sales of Scotland Yard I & II Apartments and El Dorado View Apartments on November 1, 1996 and July 23, 1996, respectively.

     The increase in interest income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to increases in interest earned on the Mall of Memphis environmental escrow and the escrow deposits and restricted funds at Riverfront Office Building.

     The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the 767 Third Avenue Office Building and Riverfront Office Building being classified as of December 31, 1996 as held for sale or disposition and therefore were not subject to continued depreciation. In addition, the sales of El Dorado View (sold July 23, 1996) and Scotland Yard I and II (sold November 1, 1996) apartments contributed to the decrease.

     The $8,500,000 provision for unrealized venture partner deficit at March 31, 1996 is the result of the uncertainty of the Partnership recovering the deficit capital account from further operations and ultimate sale of the Riverfront Office Building.

     The increase in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to a decrease in depreciation as a result of the classification of the National City Center Office Building as an asset held for sale as of December 31, 1996 which therefore is not subject to continued depreciation.

     The decrease in venture partner's share of venture operations for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to the increase in the results of operations of the 767 Third Avenue Office Building primarily as a result of the property being classified as held for sale, and therefore is not subject to depreciation, as discussed above.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                1996                                1995
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Mall of Memphis
     Memphis, Tennessee . . . .     78%        74%       76%       75%      73%
2.  Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . . .     99%        99%       80%       85%      90%
3. 767 Third Ave.
     Office Building
     New York, New York . . . .     96%        97%       95%       96%      95%
4. National City Center
     Office Building
     Cleveland, Ohio. . . . . .     97%        97%       95%       95%      89%


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

      4-F.     Loan repayment agreement related to the first through
fourth mortgage loan documents secured by the Riverfront Office Building in Cambridge Massachusetts is incorporated by reference to Exhibit 4-F to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-10494) dated March 21, 1997.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997