Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1997-08-14
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended June 30, 1997   Commission file number 0-10494



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .     14




PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities. . . . . . . . . .     17

Item 5.    Other Information. . . . . . . . . . . . . . . .     17

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     18

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1997 AND DECEMBER 31, 1996
                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,593,659      3,697,163
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,502,416 and $1,495,915 at
    June 30, 1997 and December 31, 1996, respectively). . . . . . . .           559,637        628,039
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . .         3,739,946      3,678,237
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         1,128,725      1,167,702
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         9,021,967      9,171,141
                                                                           ------------    -----------
Mortgage notes receivable (net of reserve for
 uncollectibility of $327,774). . . . . . . . . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
Investment property, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,403,077      4,845,861
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .        49,924,411     60,783,454
                                                                           ------------    -----------
                                                                             53,327,488     65,629,315
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .        24,011,856     23,002,534
                                                                           ------------    -----------
        Total investment property, net
          of accumulated depreciation . . . . . . . . . . . . . . . .        29,315,632     42,626,781
    Properties held for sale or disposition . . . . . . . . . . . . .        66,537,681     66,102,154
                                                                           ------------    -----------
        Total investment properties . . . . . . . . . . . . . . . . .        95,853,313    108,728,935
                                                                           ------------    -----------
Investment in unconsolidated venture, at equity . . . . . . . . . . .           924,711        628,276
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         3,825,507      3,802,233
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         2,468,669      2,965,832
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .           405,564        405,564
                                                                           ------------    -----------
                                                                           $114,367,426    127,569,676
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $ 47,441,292        517,413
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         3,203,936      3,005,313
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           507,927        612,197
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         2,207,320      1,883,331
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           717,000        713,459
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .        54,077,475      6,731,713
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           207,004        215,186
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        83,993,106    130,058,240
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .           184,481        200,749
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .       138,462,066    137,205,888
                                                                           ------------    -----------
Deferred gain on sale of investment property. . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
Venture partner's subordinated equity in venture. . . . . . . . . . .         2,660,832      2,600,108
                                                                           ------------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (13,476,553)   (12,895,787)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,116,446)    (1,116,446)
                                                                           ------------    -----------
                                                                            (14,591,999)   (14,011,233)
                                                                           ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (90,898,426)   (76,960,040)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (45,067,975)   (45,067,975)
                                                                           ------------    -----------
                                                                            (14,031,168)       (92,782)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .       (28,623,167)   (14,104,015)
                                                                           ------------    -----------
                                                                           $114,367,426    127,569,676
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                 ------------    ----------   -----------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . .  $  6,789,238     8,468,033    13,942,058    16,720,469
  Interest income . . . . . . . . . . . . . . .       297,880        57,040       372,173       103,344
                                                 ------------    ----------    ----------   -----------
                                                    7,087,118     8,525,073    14,314,231    16,823,813
                                                 ------------    ----------    ----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .     3,262,224     4,126,688     6,529,500     7,983,358
  Depreciation. . . . . . . . . . . . . . . . .       504,686     1,639,818     1,009,322     3,155,982
  Property operating expenses . . . . . . . . .     3,894,746     4,743,670     7,475,052     9,141,407
  Professional services . . . . . . . . . . . .        92,031        51,248       172,449       146,918
  Amortization of deferred expenses . . . . . .       266,239       355,949       493,283       618,120
  General and administrative. . . . . . . . . .       164,760       139,376       246,488       224,001
  Provision for value impairment. . . . . . . .    13,143,000         --       13,143,000         --
  Provision for unrealizable venture
    partner deficit . . . . . . . . . . . . . .         --            --            --        8,500,000
                                                 ------------    ----------    ----------   -----------
                                                   21,327,686    11,056,749    29,069,094    29,769,786
                                                 ------------    ----------    ----------   -----------
        Operating earnings (loss) . . . . . . .   (14,240,568)   (2,531,676)  (14,754,863)  (12,945,973)

Partnership's share of operations of
  unconsolidated venture  . . . . . . . . . . .       129,911        42,490       296,435        97,679
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . .      (113,157)      607,656       (60,724)      894,953
                                                 ------------    ----------   -----------   -----------

        Net operating earnings (loss) . . . . .   (14,223,814)   (1,881,530)  (14,519,152)  (11,953,341)

Gain on sale of investment property . . . . . .         --          200,000         --          200,000
                                                 ------------    ----------   -----------   -----------
        Net earnings (loss) . . . . . . . . . .  $(14,223,814)   (1,681,530)  (14,519,152)  (11,753,341)
                                                 ============    ==========   ===========   ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------   -----------

        Net earnings (loss) per limited
          partnership interest:
            Net operating earnings
              (loss). . . . . . . . . . . . . .   $    (99.37)       (13.14)      (101.43)       (83.50)
            Gain on sale of invest-
              ment property . . . . . . . . . .         --             1.44         --             1.44
                                                  -----------    ----------    ----------   -----------
                                                  $    (99.37)       (11.70)      (101.43)       (82.06)
                                                  ===========    ==========    ==========   ===========

        Cash distributions per limited
          partnership interest. . . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========   ===========




















                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $(14,519,152)   (11,753,341)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,009,322      3,155,982
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      493,283        618,120
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    1,110,868      1,300,070
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (296,435)       (97,679)
    Venture partner's share of venture's operations . . . . . . . . . . . .       60,724       (894,953)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .   13,143,000          --
    Provision for unrealizable venture partner deficit. . . . . . . . . . .        --         8,500,000
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .        --          (200,000)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       68,402        707,719
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .      (61,709)    (2,108,612)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,977      1,090,097
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      (54,343)       261,109
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      595,132       (177,267)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (104,270)      (181,139)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      323,989         60,217
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        3,541       (360,871)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (8,182)          (980)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,268)       197,063
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .    1,786,879        115,535
                                                                            ------------    -----------
Cash flows from investing activities:
  Collection of notes receivable. . . . . . . . . . . . . . . . . . . . . .        --           200,000
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (998,641)    (1,071,071)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .     (639,619)      (173,432)
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .   (1,638,260)    (1,044,503)
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES


                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (252,123)      (227,719)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .        --           160,000
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (252,123)       (67,719)
                                                                            ------------    -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     (103,504)      (996,687)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    3,697,163      3,928,706
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  3,593,659      2,932,019
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  5,094,643      6,743,505
                                                                            ============    ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                        JUNE 30, 1997 AND 1996

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

     The net results of operations, net of venture partner's share, for the six months ended June 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $(510,859) and $(10,713,332), respectively. In addition, the accompanying consolidated financial statements include $296,435 and $97,679, respectively, of the Partnership's share of total property operations of $2,159,730 and $711,661 for its unconsolidated property for the six months ended June 30, 1997 and 1996, respectively, which is held for sale or disposition.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                           June 30,
                                   1997        1996         1997
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $163,314     98,696          --
Insurance commissions . . . .      31,597      --             --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      25,458     42,414        22,013
                                 --------    -------        ------
                                 $220,369    141,110        22,013
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


RIVERFRONT OFFICE BUILDING

     In 1996, Blue Cross Blue Shield, occupying approximately 88,000 square feet, or approximately 26% of the leasable space of the building, notified the venture that it would be vacating the premises upon its lease expiration, originally set for March 1998. As a result, the venture entered into a termination agreement with Blue Cross Blue Shield whereby the tenant would vacate certain spaces by certain dates before its lease expiration date for a set payment. Although the venture will incur substantial lease-up costs as a result of the Blue Cross Blue Shield lease expiration, the venture is hopeful that it can fulfill future debt service requirements of the restructured loan. Additionally, the Cambridge, Massachusetts market, in which the property operates, has been improving. As a result, the Partnership has recently been successful in attracting new tenants to the property such that as of June 30, 1997, the property is 90% occupied and 98% leased. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the Partnership would make a decision to commit additional funds to this investment property based on, among other things, the likelihood of the return of such additional investments plus a reasonable profit thereon.
The ability of this investment property to provide liquidity to the Partnership is dependent on the property's value and the satisfaction of certain preference levels to the unaffiliated venture partner pursuant to the joint venture agreement.

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

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, if the property produces certain levels of gross receipts (as defined by the restructured loan) for the years 1998 through 2003, the restructured loan allows for partial payments of ground rent to be reinstated beginning in 1998. The ground lessor is a general partner of the venture partner. At June 30, 1997, the total amount of deferred and accrued ground lease expense is approximately $768,900.

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

767 THIRD AVENUE OFFICE BUILDING

     Occupancy at the property is 96% at June 30, 1997. During the remainder of 1997 and 1998, expiration of tenant leases will be approximately 5% and 19%, respectively. There is no assurance that the expiring tenants can be retained. The Partnership is obligated to fund its share of the net cash flow deficits resulting from costs associated with any leasing activity at the property.

     Vacancy rates in Midtown Manhattan (the sub-market for this property) remain high and the increased competition for tenants has resulted in reduced effective rental rates. The adverse market conditions and the negative impact of the reduced effective rental rates are expected to continue through 1998.

     The 767 Third Avenue Venture has a mortgage loan which matures in May 1999, and bears interest at 10%. The venture is currently discussing obtaining replacement financing to extend the term of the loan as well as reduce the interest rate. In conjunction with such discussions, the Partnership has had discussions with the venture partner regarding a sale of the Partnership's interest to the venture partner and have reached an agreement in principle for such sale. If the sale is consummated at the proposed terms, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes. However, there can be no assurance that any refinancing or sale will be finalized. The property has been considered held for sale or disposition as of December 31, 1996, and therefore, is no longer subject to continued depreciation.

     The 767 Third Avenue Venture also has a $2,500,000 unsecured promissory note payable to the venture partner which matures in May 1998. Accordingly, this note has been classified as a current liability in the accompanying consolidated financial statements.

MALL OF MEMPHIS

     Occupancy at the property is 73% at June 30, 1997. The mall has suffered from a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidation. In addition, the property has been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continue to perform well, overall tenant sales at the property have continued to decline. Due to poor sales performances, many tenants are electing not to renew their leases or are renewing at lower rates. Several other tenants whose leases are not due to expire in the near term have approached the Partnership seeking rent relief. The Partnership has granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow has been decreasing and is expected to decline further in the future.

     Due to the vacancies discussed above and other property operating considerations, the Partnership did not make the required debt service payments which were due on August 1, 1997 on its first, second and third mortgage notes secured by the Mall of Memphis investment property with an aggregate balance at June 30, 1997 of $39,941,292. As a result, these mortgage notes have been classified as current in the accompanying consolidated financial statements. The Partnership is planning to approach the lender regarding a loan modification. If substantial future operating deficits are incurred and the lender is unwilling to grant an acceptable loan modification, the Partnership would likely decide not to commit additional amounts to the property. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for Federal income tax purposes with no corresponding distributable proceeds.

     Pursuant to the terms of the note payable to the former venture partner, the Partnership had guaranteed a portion of the debt service payments payable on June 1, 1997 in the amount of $300,000. As of the date of this report, the Partnership has not made the debt service payment. As a result, the Partnership is in default and the $5,000,000 note payable has been classified as current in the accompanying consolidated financial statements. Due to provisions of the associated underlying agreements, the former venture partner may only realize upon its security (its former partnership interest in the joint venture). However if the June 1997 guaranteed payment is not paid, it is possible that the former venture partner may attempt to exercise its remedies against the Partnership respecting the guaranteed amounts.

     Due to the current and anticipated market conditions outlined above, the Partnership is uncertain about its ability to recover the net carrying value of the Mall of Memphis investment property through future operations and sale. Therefore, as of June 30, 1997, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $13,143,000. Such provision was recorded to reflect the estimated fair value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period. There can be no assurance that the estimated fair value of the property would ultimately be realized by the Partnership in any future sale or disposition transaction.

     The property has been considered held for sale or disposition as of July 1, 1997 and will therefore no longer be subject to continued depreciation.

NATIONAL CITY CENTER

     At the National City Center Office Building located in Cleveland, Ohio, a tenant who occupied approximately 66,000 square feet (12.5% of the building) whose lease expired in late 1996 informed the Partnership that it intended to vacate a portion (approximately 45,000 square feet) upon expiration of its existing lease. In the fourth quarter of 1996, the venture and the tenant reached an agreement in which the tenant delayed downsizing its space until February 1997 and extended the term of the remaining space (approximately 21,000 square feet) until late 2000 at a slightly higher rate. In addition, a tenant (who occupied approximately 12,500 square feet and was operating a restaurant on the building's plaza level) terminated its lease effective August 31, 1996. Upon termination, the tenant was required to pay the venture a lease termination fee of $45,000. In January 1997, the Carlyle/National City venture collected the termination fee from the tenant. The venture is currently exploring its options and is seeking replacement tenants for the vacant space in the building. However, there can be no assurance that any replacement tenants will be obtained.

     In the first quarter of 1997, the venture successfully appealed its 1995 and 1994 real estate taxes and received a refund of approximately $270,000. Additionally, the venture was informed that it had successfully appealed its 1996 real estate taxes (payable in 1997). This will result in a decrease in real estate taxes of approximately $165,000. However, portions of such refunds will cause the issuance of rent credits to the tenants as the tenants are generally responsible for their allocable portion of the real estate taxes pursuant to their lease agreements.

     The venture is currently marketing the property for sale.


YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a transition of title and management of the property, the joint venture negotiated the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture has a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The joint venture has learned that the lender sold the property during 1996 without having given the joint venture its right of first opportunity. The joint venture has filed a suit against the lender for breach of its obligations. There are no assurances that the joint venture will recover any amounts as a result of this action.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1996 and 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.8% of the Interests in the Partnership at amounts ranging from $25 to $50 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. Certain of such offers have expired and one other is currently scheduled to expire in August 1997. As of the date of this report, the Partnership is aware that 2.39% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At June 30, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,594,000. Such funds are available for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the Mall of Memphis and 767 Third Avenue Office Building and its share of potential leasing costs at the Mall of Memphis, 767 Third Avenue Office Building and National City Center Office Building. Based upon current market conditions, the Partnership may not commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, unanticipated operating deficits.

     Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining assets, the Limited Partners are expected to receive less than half of their original investment from all sources. The General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is primarily due to the funding of tenant improvements at Mall of Memphis.

     The decrease in rents and other receivables and the decrease in unearned rents at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of receipts of rental income at Mall of Memphis.

     The decrease in investment property and accrued rents receivable at June 30, 1997 as compared to December 31, 1996 and the $13,143,000 provision for value impairment for the three and six months ended June 30, 1997 is due to the Partnership's recording, as of June 30, 1997, a provision for value impairment of the Mall of Memphis investment property due to the uncertainty of the Partnership's ability to recover the property's previous net carrying value from future operations and sale as discussed in the Notes.

     The increase in investment in unconsolidated venture, at equity, at June 30, 1997 as compared to December 31, 1996 and related increase in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to a decrease in depreciation as a result of the classification of the National City Center Office Building as an asset held for sale as of December 31, 1996, and therefore, not subject to continued depreciation.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at June 30, 1997 as compared to December 31, 1996 is primarily due to the classification of: 1) the first, second and third mortgage notes secured by Mall of Memphis; 2) the promissory note payable to the Partnership's former venture partner in Mall of Memphis; and 3) the unsecured promissory note payable to venture partner related to 767 Third Avenue; as current in the accompanying consolidated financial statements.

     The increase in accrued interest at June 30, 1997 as compared to December 31, 1996 is primarily due to the non-payment of the guaranteed interest payment on the note payable to the former venture partner of Mall of Memphis Associates (as discussed in the Notes). Additionally, the increase is due to the interest accrued on the unsecured promissory note payable to the Partnership's venture partner in the 767 Third Avenue venture.

     The decreases in rental income, mortgage and other interest and property operating expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the sales of Scotland Yard I & II Apartments and El Dorado View Apartments on November 1, 1996 and July 23, 1996, respectively.

     The increase in interest income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the receipt at 767 Third Avenue of interest earned in connection with amounts received in June 1997 which had previously been deemed uncollectible by the Partnership.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the 767 Third Avenue Office Building and Riverfront Office Building being classified as of December 31, 1996 as held for sale or disposition and therefore were not subject to continued depreciation. In addition, the sales of El Dorado View (sold July 23,
1996) and Scotland Yard I and II (sold November 1, 1996) apartments contributed to the decrease during the six month periods under comparison.

     The increase in professional services for the three and six months ended June 30, 1997 as compared to June 30, 1996 is primarily due to the fees associated with evaluating and responding to any potential tender offers for Partnership Interests as discussed above.

     The $8,500,000 provision for unrealizable venture partner deficit at June 30, 1996 is the result of the uncertainty of the Partnership recovering the deficit capital account from further operations and ultimate sale of the Riverfront Office Building.

     The decrease in venture partner's share of venture operations for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to the increase in the results of operations of the 767 Third Avenue Office Building primarily as a result of the property being classified as held for sale, and therefore not subject to depreciation, as discussed above.

     The gain on sale of investment property for the three and six months ended June 30, 1996 is due to a collection of a portion of past due amounts on notes receivable related to the 1986 sale of Pavillion Towers.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Notes to Consolidated Financial Statements filed with this report for discussions of defaults under the note payable secured by the Partnership's former venture partner's interest in the Mall of
Memphis and the mortgage notes secured by the Mall of Memphis investment property, which discussions are hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                1996                                1995
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Mall of Memphis
     Memphis, Tennessee . . . .     78%        74%       76%       75%      73%     73%
2.  Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . . .     99%        99%       80%       85%      90%     90%
3. 767 Third Ave.
     Office Building
     New York, New York . . . .     96%        97%       95%       96%      95%     96%
4. National City Center
     Office Building
     Cleveland, Ohio. . . . . .     97%        97%       95%       95%      89%     89%


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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997