Form 10-Q
period 1997-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1997-11-14
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
September 30, 1997                    Commission file number 0-10494



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

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

                                        CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,712,482      3,697,163
  Rents and other receivables (net of allowance for
    doubtful accounts of $1,712,383 and $1,495,915 at
    September 30, 1997 and December 31, 1996, respectively) . . . . .           465,915        628,039
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . .         4,228,341      3,678,237
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           769,570      1,167,702
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         9,176,308      9,171,141
                                                                           ------------    -----------
Mortgage notes receivable (net of reserve for
 uncollectibility of $327,774). . . . . . . . . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
Investment property:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         4,845,861
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .             --        60,783,454
                                                                           ------------    -----------
                                                                                  --        65,629,315
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .             --        23,002,534
                                                                           ------------    -----------
        Total investment property, net
          of accumulated depreciation . . . . . . . . . . . . . . . .             --        42,626,781
    Properties held for sale or disposition . . . . . . . . . . . . .        96,547,851     66,102,154
                                                                           ------------    -----------
        Total investment properties . . . . . . . . . . . . . . . . .        96,547,851    108,728,935
                                                                           ------------    -----------
Investment in unconsolidated venture, at equity . . . . . . . . . . .         1,041,865        628,276
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         3,686,193      3,802,233
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         1,536,044      2,965,832
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .           405,564        405,564
                                                                           ------------    -----------
                                                                           $114,261,520    127,569,676
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $ 47,398,009        517,413
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         3,112,502      3,005,313
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           615,497        612,197
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         3,272,111      1,883,331
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           670,668        713,459
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .        55,068,787      6,731,713
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           187,997        215,186
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        84,127,509    130,058,240
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .           176,069        200,749
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .       139,560,362    137,205,888
                                                                           ------------    -----------
Deferred gain on sale of investment property. . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
Venture partner's subordinated equity in venture. . . . . . . . . . .         2,646,909      2,600,108
                                                                           ------------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (13,524,164)   (12,895,787)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,116,446)    (1,116,446)
                                                                           ------------    -----------
                                                                            (14,639,610)   (14,011,233)
                                                                           ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (92,041,094)   (76,960,040)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (45,067,975)   (45,067,975)
                                                                           ------------    -----------
                                                                            (15,173,836)       (92,782)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .       (29,813,446)   (14,104,015)
                                                                           ------------    -----------
                                                                           $114,261,520    127,569,676
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                 ------------    ----------   -----------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . .  $  6,866,180     8,246,365    20,175,954    24,966,834
  Interest income . . . . . . . . . . . . . . .        74,172        51,325       446,345       154,669
                                                 ------------    ----------    ----------   -----------
                                                    6,940,352     8,297,690    20,622,299    25,121,503
                                                 ------------    ----------    ----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .     3,309,606     4,002,929     9,839,106    11,986,287
  Depreciation. . . . . . . . . . . . . . . . .         --        1,547,869     1,009,322     4,703,851
  Property operating expenses . . . . . . . . .     3,969,973     4,540,630    11,445,025    13,682,037
  Professional services . . . . . . . . . . . .         3,936        86,365       176,385       233,283
  Amortization of deferred expenses . . . . . .       256,614       196,195       749,897       814,315
  General and administrative. . . . . . . . . .        89,295        98,524       335,783       322,525
  Provision for value impairment. . . . . . . .         --            --       13,143,000         --
  Provision for unrealizable venture
    partner deficit . . . . . . . . . . . . . .         --            --            --        8,500,000
                                                 ------------    ----------    ----------   -----------
                                                    7,629,424    10,472,512    36,698,518    40,242,298
                                                 ------------    ----------    ----------   -----------
        Operating earnings (loss) . . . . . . .      (689,072)   (2,174,822)  (16,076,219)  (15,120,795)

Partnership's share of operations of
  unconsolidated venture  . . . . . . . . . . .       117,154        52,578       413,589       150,257
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . .        13,923       262,478       (46,801)    1,157,431
                                                 ------------    ----------   -----------   -----------

        Net operating earnings (loss) . . . . .      (557,995)   (1,859,766)  (15,709,431)  (13,813,107)

Gain on sale of investment property . . . . . .         --        2,698,346         --        2,898,346
                                                 ------------    ----------   -----------   -----------
        Net earnings (loss) . . . . . . . . . .  $   (557,995)      838,580   (15,709,431)  (10,914,761)
                                                 ============    ==========   ===========   ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------   -----------

        Net earnings (loss) per limited
          partnership interest:
            Net operating earnings
              (loss). . . . . . . . . . . . . .   $     (3.90)       (12.98)      (109.74)       (96.44)
            Gain on sale of invest-
              ment property . . . . . . . . . .         --            19.43         --            20.87
                                                  -----------    ----------    ----------   -----------
                                                  $     (3.90)         6.45       (109.74)       (75.57)
                                                  ===========    ==========    ==========   ===========

        Cash distributions per limited
          partnership interest. . . . . . . . .   $     --            --            --            --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $(15,709,431)   (10,914,761)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,009,322      4,703,851
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      749,897        814,315
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    1,686,680      2,265,241
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (413,589)      (150,257)
    Venture partner's share of venture's operations . . . . . . . . . . . .       46,801     (1,157,431)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .   13,143,000          --
    Provision for unrealizable venture partner deficit. . . . . . . . . . .        --         8,500,000
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .        --        (2,898,346)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      162,124        863,609
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .     (550,104)    (2,839,151)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      398,132        992,183
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      878,282        437,142
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      221,468        213,844
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,300        (19,186)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,388,780          3,111
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (42,791)      (388,802)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (27,189)       (23,097)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (24,680)       (22,564)
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .    2,920,002        379,701
                                                                            ------------    -----------
Cash flows from investing activities:
  Collection of notes receivable. . . . . . . . . . . . . . . . . . . . . .        --           200,000
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .   (1,385,716)    (1,508,264)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .     (782,152)      (233,370)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .        --           700,715
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .   (2,167,868)      (840,919)
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES


                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (736,815)      (346,020)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .        --           245,000
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (736,815)      (101,020)
                                                                            ------------    -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       15,319       (562,238)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    3,697,163      3,928,706
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  3,712,482      3,366,468
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  6,763,646     10,769,007
                                                                            ============    ===========

  Non-cash investing and financing activities:
    Sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . $      --         6,446,787
      Principal balance and deferred accrued interest
        due on mortgage payable . . . . . . . . . . . . . . . . . . . . . .        --        (5,746,072)
                                                                            ------------    -----------
          Cash proceeds from sale of investment property,
            net of selling expenses . . . . . . . . . . . . . . . . . . . . $      --           700,715
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

                      SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partner's share, for the nine months ended September 30, 1997 and 1996 for these properties and for properties sold or disposed of in the past two years were ($15,732,261) and (13,420,987), respectively. In addition, the accompanying consolidated financial statements include $413,589 and $150,257, respectively, of the Partnership's share of total property operations of $3,013,278 and $1,094,718 for its unconsolidated property for the nine months ended September 30, 1997 and 1996, respectively, which is held for sale or disposition.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1997        1996         1997
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $204,085    140,173          --
Insurance commissions . . . .      24,915     27,639          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      38,187     63,621        23,020
                                 --------    -------        ------
                                 $267,187    231,433        23,020
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


RIVERFRONT OFFICE BUILDING

     In 1996, Blue Cross Blue Shield, occupying approximately 88,000 square feet, or approximately 26% of the leasable space of the building, notified the venture that it would be vacating the premises upon its lease expiration, originally set for March 1998. As a result, the venture entered into a termination agreement with Blue Cross Blue Shield whereby the tenant would vacate certain spaces by certain dates before its lease expiration date for a set payment. Although the venture has incurred substantial lease-up costs as a result of the Blue Cross Blue Shield lease expiration, the venture has been able to fulfill the debt service requirements of the restructured loan. Additionally, the Cambridge, Massachusetts market, in which the property operates, has been improving. As a result, the Partnership has recently been successful in attracting new tenants to the property such that as of September 30, 1997, the property is 98% occupied. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the Partnership would make a decision to commit additional funds to this investment property based on, among other things, the likelihood of the return of such additional investments plus a reasonable profit thereon. The ability of this investment property to provide liquidity to the Partnership is dependent on the property's value and the satisfaction of certain preference levels to the unaffiliated venture partner pursuant to the joint venture agreement.

     The restructured loan secured by the building and improvements requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. In this regard, in July 1997, $441,409 of escrowed funds was applied against the outstanding mortgage loan balance. The agreement further prohibits the venture owning the property from distributing excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained and utilized for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender prior to withdrawing escrow deposits.

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, if the property produces certain levels of gross receipts (as defined by the restructured loan) for the years 1998 through 2003, the restructured loan allows for partial payments of ground rent to be reinstated beginning in 1998. The ground lessor is a general partner of the venture partner. At September 30, 1997, the total amount of deferred and accrued ground lease expense is approximately $809,800.

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

767 THIRD AVENUE OFFICE BUILDING

     In October 1997, the Partnership sold its interest in the property to the venture partner.

     At closing, the Partnership received net proceeds (before prorations and closing costs) of $11,000,000 in cash for its 50% interest in the property. In addition, the $2,500,000 unsecured promissory note payable to the venture partner was extinguished. As a result of the sale, the Partnership will recognize a gain of approximately $7,000,000 for financial reporting purposes and approximately $19,000,000 for Federal income tax purposes in 1997.

     Indebtedness of approximately $38,000,000 related to the investment has been classified as long-term debt and $2,500,000 has been classified as a current liability in the accompanying consolidated financial statements at September 30, 1997. The Partnership has no liability for any of the amounts subsequent to the sale of its interest.

MALL OF MEMPHIS

     Occupancy at the property is 75% at September 30, 1997. The mall has experienced a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidating. In addition, the property has been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continue to perform well, overall tenant sales at the property have continued to decline. Due to poor sales performances, many tenants are electing not to renew their leases or are renewing at lower rates. Several other tenants whose leases are not due to expire in the near term have approached the Partnership seeking rent relief. The Partnership has granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow has been decreasing and is expected to decline further in the future.

     Due to the vacancies discussed above and other property operating considerations, the Partnership did not make the required debt service payments that were due commencing August 1, 1997 on its first, second and third mortgage notes secured by the property. At September 30, 1997, these notes had an aggregate principal balance of $39,898,009 and accrued but unpaid interest of approximately $1,033,000. As a result, the Partnership is in default and these mortgage notes have been classified as current in the accompanying consolidated financial statements. The Partnership has initiated discussions with the lender regarding a loan modification. In connection with these discussions, the Partnership made and the lender accepted a cash flow debt service payment in October 1997 of $509,958. If the lender is unwilling to grant an acceptable loan modification for future operating deficits, the Partnership would likely decide not to commit additional amounts to the property. Any decision to commit additional funds to this investment property for any purpose will be based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. Failure to commit such funds or restructure the mortgage loans would likely cause the lender to proceed to realize on its security in the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for Federal income tax purposes with no corresponding distributable proceeds.

     Pursuant to the terms of a note payable to the former venture partner, the Partnership guaranteed a portion of the debt service payments payable on June 1, 1997 in the amount of $300,000. As of the date of this report, the Partnership has not made the debt service payment. As a result, the Partnership is in default and the $5,000,000 note payable has been classified as current in the accompanying consolidated financial statements. Due to provisions of the associated underlying agreements, the former venture partner may generally only realize upon its security (its former partnership interest in the joint venture) in the event of default by the Partnership. However if the June 1997 guaranteed payment is not paid, it is possible that the former venture partner may attempt to exercise its remedies against the Partnership's other assets respecting the guaranteed amounts.

     The current and anticipated market conditions outlined above caused uncertainty regarding the Partnership's ability to recover the net carrying value of the Mall of Memphis investment property through future operations and sale. Therefore, as of June 30, 1997, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment of $13,143,000. Such provision was recorded to reflect the then estimated fair value of the property, less costs to sell. There can be no assurance that the estimated fair value of the property would ultimately be realized by the Partnership in any future sale or disposition transaction.

NATIONAL CITY CENTER

     Occupancy at the property is 90% at September 30, 1997. The venture is currently seeking replacement tenants for the vacant space in the building. However, there can be no assurance that any replacement tenants will be obtained.

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

     The venture has been marketing the property for sale and has reached an agreement in principle to sell the property to an unaffiliated third party. Such sale is expected to close by the end of 1997. However, the sale is subject to various contingencies including final documentation, and therefore, there can be no assurance that a sale transaction will be completed in the near term with this or any other purchaser. If the sale is completed on the proposed terms, the venture will recognize in 1997 a gain for financial reporting and Federal income tax purposes, approximately 13.7% of which will be allocated to the Partnership.

YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a transition of title and management of the property, the joint venture negotiated the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996 without having given the joint venture its right of first opportunity. The joint venture has filed a suit against the lender for breach of its obligations. There are no assurances that the joint venture will recover any amounts as a result of this action.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1996 and 1997 some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts ranging from $25 to $53 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, all of such offers have expired. The Partnership is aware that 2.47% of the Interests have been purchased as of the date of this report by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At September 30, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,712,000. Such funds are available for working capital requirements including the Partnership's portion of the anticipated net cash flow deficits at the Mall of Memphis and its share of potential leasing costs at the Mall of Memphis and National City Center Office Building. Based upon current market conditions, the Partnership may not commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits.

     As more fully discussed in the notes to consolidated financial statements, the Partnership sold its interest in the 767 Third Avenue Office Building to the venture partner resulting in net sale proceeds to the Partnership of $11,000,000, before prorations and closing costs.

     Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining assets (including proceeds from the sale of the Partnership's interest in the 767 Third Avenue Office Building), the Limited Partners are expected to receive less than half of their original investment from all sources. The General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in rents and other receivables at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of receipts of rental income at Mall of Memphis.

     The increase in escrow deposits and restricted funds at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes at the 767 Third Avenue Office Building and the Riverfront Office Building.

     The decrease in prepaid expenses at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes at the 767 Third Avenue Office Building.

     The decrease in investment property, deferred expenses and accrued rents receivable at September 30, 1997 as compared to December 31, 1996 and the $13,143,000 provision for value impairment for the nine months ended September 30, 1997 is due to the Partnership's recording, as of June 30, 1997, a provision for value impairment of the Mall of Memphis investment property. The decrease in accrued rents receivable at September 30, 1997 as compared to December 31, 1996 is also due to rent relief granted to certain tenants at the Mall of Memphis investment property.

     The increase in investment in unconsolidated venture, at equity, at September 30, 1997 as compared to December 31, 1996 and related increase in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to a decrease in depreciation as a result of the classification of the National City Center Office Building as an asset held for sale as of December 31, 1996, and therefore, not subject to continued depreciation.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at September 30, 1997 as compared to December 31, 1996 is primarily due to the classification of: 1) the first, second and third mortgage notes secured by Mall of Memphis; 2) the promissory note payable to the Partnership's former venture partner in Mall of Memphis; and 3) the unsecured promissory note payable to venture partner related to 767 Third Avenue; as current in the accompanying consolidated financial statements.

     The increase in accrued interest at September 30, 1997 as compared to December 31, 1996 is primarily due to the non-payment of the August and September 1997 debt service payments on the first, second and third mortgage notes secured by the Mall of Memphis (as discussed in the Notes). Additionally, the increase is due to the interest accrued on the unsecured promissory note payable to the Partnership's venture partner in the 767 Third Avenue venture.

     The decreases in rental income, mortgage and other interest and property operating expenses for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the sales of Scotland Yard I & II Apartments and El Dorado View Apartments on November 1, 1996 and July 23, 1996, respectively.

     The increase in interest income for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is primarily due to the receipt at 767 Third Avenue of interest earned in connection with amounts received in June 1997 which had previously been deemed uncollectible by the Partnership.

     The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the 767 Third Avenue Office Building and Riverfront Office Building being classified as of December 31, 1996 as held for sale or disposition, and the Mall of Memphis being classified as of July 1, 1997 as held for sale or disposition which caused such properties to no longer be subject to continued depreciation as of the respective dates of such classification. In addition, the sales of El Dorado View (sold July 23, 1996) and Scotland Yard I and II (sold November 1, 1996) apartments contributed to the decrease during the six month periods under comparison.

     The decrease in professional services for the three and nine months ended September 30, 1997 as compared to September 30, 1996 is primarily due to fees incurred in 1996 associated with evaluating and responding to any potential tender offers for Partnership Interests as discussed above.

     The $8,500,000 provision for unrealizable venture partner deficit recorded for the nine months ended September 30, 1996 is the result of the uncertainty of the Partnership recovering the deficit capital account from further operations and ultimate sale of the Riverfront Office Building.

     The decrease in venture partner's share of venture operations for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to the increase in the results of operations of the 767 Third Avenue Office Building primarily as a result of the property being classified as held for sale, and therefore not subject to depreciation, as discussed above.

     The gain on sale of investment properties for the three and nine months ended September 30, 1996 is due to the sale of El Dorado View apartments on July 23, 1996. The nine months ended September 30, 1996 also includes the receipt on April 4, 1996 of a portion of the past due amounts on the notes receivable related to the 1986 sale of Pavillion Towers.

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

                                                1996                                1995
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Mall of Memphis
     Memphis, Tennessee . . . .     78%        74%       76%       75%      73%     73%     75%
2.  Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . . .     99%        99%       80%       85%      90%     90%     98%
3. 767 Third Ave.
     Office Building
     New York, New York (*) . .     96%        97%       95%       96%      95%     96%     99%
4. National City Center
     Office Building
     Cleveland, Ohio. . . . . .     97%        97%       95%       95%      89%     89%     90%


     (*)  The Partnership's interest in this property was sold in October 1997 as more fully described in the
Notes to Consolidated Financial Statements.


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

      10-F.    Agreement of Sale between Carlyle Real Estate Limited
Partnership - XI and John Street Fee, LLC dated July 31, 1997 relating to the sale of the Partnership's interest in the 767 Third Avenue Office Building is hereby incorporated herein by reference to the Partnership's report on Form 8-K (File No. 0-10494) dated November 12, 1997.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997