Form 10-Q/A
period 1997-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1997-11-24
CIK 350667

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



     The undersigned registrant hereby amends the following section of its Report for the quarter ended September 30, 1997 on Form 10-Q as set forth in the pages attached hereto:


      Item 1.  Financial Statements.

                          Pages 3 through 13


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



Dated:  November 24, 1997

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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $(15,709,431)   (10,914,761)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,009,322      4,703,851
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      749,897        814,315
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    1,686,680      2,265,241
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (413,589)      (150,257)
    Venture partner's share of venture's operations . . . . . . . . . . . .       46,801     (1,157,431)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .   13,143,000          --
    Provision for unrealizable venture partner deficit. . . . . . . . . . .        --         8,500,000
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .        --        (2,898,346)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      162,124        863,609
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .     (991,513)    (2,839,151)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      398,132        992,183
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      878,282        437,142
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      221,468        213,844
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,300        (19,186)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,388,780          3,111
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (42,791)      (388,802)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (27,189)       (23,097)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (24,680)       (22,564)
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .    2,478,593        379,701
                                                                            ------------    -----------
Cash flows from investing activities:
  Collection of notes receivable. . . . . . . . . . . . . . . . . . . . . .        --           200,000
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .   (1,385,716)    (1,508,264)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .     (782,152)      (233,370)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .        --           700,715
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .   (2,167,868)      (840,919)
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES


                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (295,406)      (346,020)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .        --           245,000
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (295,406)      (101,020)
                                                                            ------------    -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       15,319       (562,238)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    3,697,163      3,928,706
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  3,712,482      3,366,468
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  6,763,646     10,769,007
                                                                            ============    ===========

  Non-cash investing and financing activities:
    Sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . $      --         6,446,787
      Principal balance and deferred accrued interest
        due on mortgage payable . . . . . . . . . . . . . . . . . . . . . .        --        (5,746,072)
                                                                            ------------    -----------
          Cash proceeds from sale of investment property,
            net of selling expenses . . . . . . . . . . . . . . . . . . . . $      --           700,715
                                                                            ============    ===========
    Escrowed funds applied by lender to long-term debt. . . . . . . . . . . $    441,409         --
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

     The restructured loan secured by the building and improvements requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. In this regard, in July 1997, $441,409 of escrowed funds was applied by the lender against the outstanding mortgage loan balance. The agreement further prohibits the venture owning the property from distributing excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained and utilized for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender prior to withdrawing escrow deposits.

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

YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture was able to negotiate the right to share in future sale or refinancing proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for. The joint venture has filed a suit against the lender for breach of its obligations. There are no assurances that the joint venture will recover any amounts as a result of this action.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.