Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1998-03-30
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1997                    Commission file number 0-10494



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                               TABLE OF CONTENTS


                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    6

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    8

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .    8


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    8

Item 6.       Selected Financial Data. . . . . . . . . . . . .    9

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .   15

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .   23

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   24

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   53


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   53

Item 11.      Executive Compensation . . . . . . . . . . . . .   56

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   58

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   59


PART IV

Item 14.      Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K . . . . . . .   59


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   62

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2031. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:

                                                            SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                          DATE OF      ORIGINAL INVESTED
    AND LOCATION                   SIZE        PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------          ----------     --------   ----------------------         ---------------------
 1.  River Hills Apartments
     Arlington, Texas. .         476 units      4/14/81          11/26/84                fee ownership of land
                                                                                         and improvements
 2.  Wood Forest Glen
     Apartments
     Houston, Texas. . .         336 units      4/15/81           4/2/92                 fee ownership of land
                                                                                         and improvements
 3.  Scotland Yard
     Apartments-Phase I
     Houston, Texas. . .         332 units      4/15/81           11/1/96                fee ownership of land
                                                                                         and improvements (c)
 4.  Somerset Lake
     Apartments
     Indianapolis,
     Indiana.. . . . . .         360 units      6/1/81           11/10/88                fee ownership of land
                                                                                         and improvements
 5.  Pavillion Towers
     Office Complex
     Aurora, Colorado. .         280,000        5/28/81           4/25/86                fee ownership of land
                                  sq.ft.                                                 and improvements (through
                                  n.r.a.                                                 joint venture partnership)
 6.  Bitter Creek
     Apartments
     Grand Prairie,
     Texas . . . . . . .         472 units      6/1/81            6/10/92                fee ownership of land and
                                                                                         improvements (through
                                                                                         joint venture partner-
                                                                                         ship)
 7.  Mall of Memphis
     Memphis, Tennessee.         493,000        8/3/81              15%                  fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                                                                         venture partnership)
                                                                                         (d)(f)(g)
 8.  767 Third Avenue
     Office Building
     New York, New York.         284,000        9/30/81          10/31/97                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)
                                                                                         (c)(d)





                                                            SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1997,
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
                                  sq.ft.                                                 ments and ground leasehold
                                  n.r.a.                                                 interest in land (through
                                                                                         joint venture partnership)
                                                                                         (d)(e)(f)(g)
10.  Fontaine Woods
     Apartments
     Red Bank,
     Tennessee . . . . .         262 units      12/1/81          12/31/84                fee ownership of land and
                                                                                         improvements (through joint
                                                                                         venture partnership)
11.  El Dorado View
     Apartments
     Webster, Texas. . .         244 units      7/31/81           7/23/96                fee ownership of land and
                                                                                         improvements (c)
12.  Gatehall Plaza
     Office Building
     Parsippany,
     New Jersey. . . . .         118,000        3/11/82          10/31/91                fee ownership of improve-
                                  sq.ft.                                                 ments and ground leasehold
                                  n.r.a.                                                 interest in land (through
                                                                                         joint venture partnership)
13.  824 Market Street
     Office Building
     Wilmington,
     Delaware. . . . . .         195,220        6/15/82          12/12/94                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)
14.  Scotland Yard
     Apartments-Phase II
     Houston, Texas. . .         346 units      6/28/82           11/1/96                fee ownership of land and
                                                                                         improvements (c)
15.  South Point
     Apartments
     Houston, Texas. . .         244 units      5/11/82           7/29/93                fee ownership of land and
                                                                                         improvements
16.  Meadowcrest
     Apartments
     Dallas, Texas . . .         352 units      7/1/82            6/9/92                 fee ownership of land and
                                                                                         improvements




                                                            SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                          DATE OF      ORIGINAL INVESTED
    AND LOCATION                   SIZE        PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------          ----------     --------   ----------------------         ---------------------

17.  Coast Federal
     Office Building
     Pasadena,
     California. . . . .         101,777        9/6/82           11/21/86                fee ownership of land and
                                  sq.ft.                                                 improvements
                                  n.r.a.
18.  National City Center
     Office Building
     Cleveland, Ohio . .         786,400        7/27/83          12/18/97                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)(c)(d)
19.  Yerba Buena West
     Office Building
     San Francisco,
     California. . . . .         267,687        8/30/85           6/24/92                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)





-----------------------

  (a) The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to the Notes for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) This property or the Partnership's interest in this property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.

  (d) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (e) Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

  (f) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (g) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, with respect to the Mall of Memphis, the Partnership is in competition for new tenants in a market where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its remaining investment properties. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant mix, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the two remaining investment properties held at December 31, 1997 are adequately insured.

     On September 30, 1997, the 767 Third Avenue joint venture was liquidated in contemplation of the sale of the Partnership's interest. Accordingly, the pro rata share of the venture's assets and liabilities was distributed to the venture partners in a non-cash transaction. The operations of the 767 Third Avenue office building continued under a co-tenancy agreement until October 31, 1997, when the Partnership sold its undivided interest in the property. In addition, on December 18, 1997, the Partnership, through its unconsolidated joint venture, sold the land and related improvements of the National City Center office building.
Reference is made to the Notes for a further description of such transactions.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1997.

     The Partnership has no employees other than personnel performing on-site duties at the Mall of Memphis investment property, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                                    1996                         1997
                                                          -------------------------    -------------------------
                                                          At     At     At      At     At     At     At      At
                                  Principal Business     3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  ------------------     ----   ----   ----   -----   ----   ----  -----   -----
1. Mall of Memphis
     Memphis, Tennessee. . . . .  Retail                  78%    74%    76%     75%    73%    73%    75%     75%
2. Riverfront Office
     Building
     Cambridge,
     Massachusetts . . . . . . .  Insurance/Soft-         99%    99%    80%     85%    90%    90%    98%    100%
                                  ware Development
3. 767 Third Ave.
     Office Building
     New York, New York. . . . .  Foreign
                                  Representation          96%    97%    95%     96%    95%    96%    99%     N/A
4. National City Center
     Office Building
     Cleveland, Ohio . . . . . .  Banking                 97%    97%    95%     95%    89%    89%    90%     N/A

--------------------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold or the Partnership's interest in the property was sold and was not owned by the Partnership at the end of the period.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings, other than ordinary litigation incidental to the business of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1996.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 14,474 record holders of the 137,420 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners. The mortgage loan secured by the Riverfront Office Building restricts the use by Riverfront Office Park Joint Venture of the cash flow from that property as more fully discussed in the Notes.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA
                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                     DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1997            1996            1995           1994           1993
                             -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .  $ 25,209,762      33,059,440     35,760,756      36,744,939     37,574,501
                              ============    ============   ============    ============   ============
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties
 or interest in invest-
 ment property and
 extraordinary items . . . .  $(15,489,395)    (14,103,120)    (4,190,895)     (8,831,339)    (7,966,375)
Gains on sale or disposi-
 tion of investment
 properties or interest
 in investment property,
 net of venture partner's
 share . . . . . . . . . . .    10,705,403      13,480,719          --          4,693,546      1,433,916
Extraordinary items. . . . .         --          1,180,286          --              --             --
                              ------------    ------------   ------------    ------------   ------------
     Net earnings (loss) . .  $ (4,783,992)        557,885     (4,190,895)     (4,137,793)    (6,532,459)
                              ============    ============   ============    ============   ============

Net earnings (loss) per
 limited partnership
 interest (b):
   Earnings (loss) before
     gains on sale or
     disposition of
     investment properties
     or interest in invest-
     ment property and
     extraordinary items . .  $    (108.21)         (98.52)        (29.27)         (61.68)        (55.62)




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                               DECEMBER 31, 1997, 1996, 1995, 1994 AND 1996 - CONTINUED


                                  1997            1996            1995           1994           1993
                             -------------   -------------    -----------    ------------   ------------

   Gains on sale or dis-
    position of investment
    properties or interest
    in investment property,
    net of venture
    partner's share. . . . .         77.13           97.12          --              33.80          10.32
   Extraordinary items . . .         --               8.50          --              --             --
                              ------------    ------------   ------------    ------------   ------------
     Net earnings (loss) . .  $     (31.08)           7.10         (29.27)         (27.88)        (45.30)
                              ============    ============   ============    ============   ============
Total assets . . . . . . . .  $ 78,921,540     127,569,676    154,431,514     151,349,909    169,411,131
Long-term debt . . . . . . .  $ 46,713,811     130,058,240    128,508,546     108,263,135    106,140,597
Cash distributions
 per Interest (c). . . . . .  $      --              --             --              --            --
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997



Property
--------

Mall of Memphis      a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 (excluding percentage rent) for each of the last five years were as follows:

                                                         GLA              Avg. Base Rent Per
                           December 31,             Occupancy Rate        Square Foot (1)
                           ------------             --------------        ------------------

                                 1993. . . . . . .        85%                 $14.09
                                 1994. . . . . . .        85%                  14.31
                                 1995. . . . . . .        79%                  14.02
                                 1996. . . . . . .        75%                  15.52
                                 1997. . . . . . .        75%                  10.86

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
                             (Department Store)

                     c)      The following table sets forth as of December 31, 1997 certain information with respect to the expiration of leases for the next ten years at the Mall of Memphis:

                                                                                   Annualized         Percent of
                                                 Number of       Approx. Total     Base Rent          Total 1997
                             Year Ending         Expiring        GLA of Expiring   of Expiring        Base Rent
                             December 31,        Leases             Leases         Leases (1)         Expiring
                             ------------        --------        ---------------   -----------        -----------

                             1998                     12             22,000           346,297             8.8%
                             1999                     12             21,000           499,101            12.6%
                             2000                      8             18,000           367,304             9.3%
                             2001                     12             56,000           513,011            13.0%
                             2002                     15             26,000           511,282            12.9%
                             2003                      8             19,000           323,226             8.2%
                             2004                      5             15,000           348,508             8.8%
                             2005                      3             16,000           288,139             7.3%
                             2006                      7             28,000           468,447            11.8%
                             2007                      1              2,000            86,520             2.2%

                     (1)     Annualized base rent does not include rents from tenants under rent relief as such tenants pay a percentage of their monthly sales in lieu of a fixed amount.



Property
--------

Riverfront
Office Building      a)      The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 (excluding percentage rent) for each of the last five years were as follows:

                                                         GLA              Avg. Base Rent Per
                             December 31,           Occupancy Rate        Square Foot (1)
                             ------------           --------------        ------------------

                                 1993. . . . . . .        85%                  19.05
                                 1994. . . . . . .        95%                  17.83
                                 1995. . . . . . .        99%                  18.11
                                 1996. . . . . . .        85%                  20.03
                                 1997. . . . . . .       100%                  18.68

                     (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                      Base Rent   Scheduled Lease  Lease
                     b)      Significant Tenants        Square Feet   Per Annum   Expiration Date  Renewal Option
                             -------------------        -----------   ---------   ---------------  --------------

                             Icube                      35,488          815,761   11/01            NA
                             Mathsoft, Inc.             34,562          518,430   10/99            NA
                             Pegasystems                44,277          915,173   03/99            NA
                             Clam Associates            35,186          559,868   03/98            NA
                             Perot Systems              57,507        1,475,055   08/02            NA
                             Weber Group                23,350          487,973   02/00            NA
                             Weber Group                12,543          313,575   03/02            NA


                     c)      The following table sets forth as of December 31, 1997 certain information with respect to the expiration of leases for
                             the next ten years at the Riverfront Office Building:

                                                                                   Annualized         Percent of
                                               Number of          Approx. Total    Base Rent          Total 1997
                             Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                             December 31,      Leases                Leases        Leases             Expiring
                             ------------      ---------         ---------------   -----------        ----------

                             1998                  3                 60,000         1,271,508            19.9%
                             1999                  2                 79,000         1,433,603            22.5%
                             2000                  2                 23,000           490,473             7.7%
                             2001                  6                 46,000           926,217            14.5%
                             2002                  6                127,000         3,262,992            51.2%
                             2003                  2                  6,000           144,125             2.3%
                             2004                --                   --               --               --
                             2005                --                   --               --               --
                             2006                --                   --               --               --
                             2007                --                   --               --               --



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

     During 1996 and 1997, some of the Holders of Interests in the Partnership received from an unaffiliated third party unsolicited tender offers, each to purchase up to 4.9% of the Interests in the Partnership at between $25 and $75 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired.

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

     The Partnership is also aware that, in January 1998, an unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer sought to purchase up to 4.5% of the Interests in the Partnership at $110 per Interest. This offer expired in February 1998.

The Special Committee recommended against acceptance of the offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.49% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $13,841,000. In February 1998, the Partnership received approximately $3,980,000 in proceeds from the December 1997 sale of the National City Center investment property (discussed below) and subsequently made a distribution of $14,429,100 ($105 per Interest) to the Holders of Interests of such proceeds and the proceeds from the 1997 sale of the Partnership's interest in 767 Third Avenue (discussed below). The remaining funds are available for working capital requirements. The Partnership and its consolidated ventures have currently budgeted in 1998 approximately $2,015,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1998 is currently budgeted to be approximately $1,181,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Mall of Memphis investment property currently operates in an overbuilt market that is characterized by lower than normal occupancy and reduced rent levels. Such competitive conditions have resulted in and will continue to contribute to net cash flow deficits at the property. The lender was unwilling to grant an acceptable loan modification to cover any future net operating deficits. In addition, as more fully discussed below, the Partnership has decided not to commit any additional amounts to the property to cover such deficits and, therefore, suspended the payment of required debt service effective January 1, 1998. As a result, the Partnership does not consider the Mall of Memphis to be a source of future liquidity. In addition, the Partnership does not consider the mortgage notes receivable arising from the previous sale of the Pavillion Towers investment property to be a source of future liquidity as collection of any additional past due or future payments on the Partnership's notes is considered unlikely. Reference is made to the Notes. The source of capital for future short-term and long-term liquidity and distributions to partners is expected to be through the sale of the Partnership's Riverfront investment property. In such regard, reference is made to the Partnership's property specific discussions below and also the Partnership's disclosure of its remaining property lease expirations in
Item 6. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, based upon estimated operations of certain of the Partnership's investment properties, the Partnership continues to suspend operating distributions to the Limited and General Partners. In addition, the Partnership has deferred distributions of net cash receipts and partnership management fees related to the first quarter of 1991 as discussed in the Notes.

     Based upon current market conditions, the Partnership has decided not to commit any additional amounts to the Mall of Memphis which is incurring operating deficits. This will result in the Partnership no longer having an ownership interest in such property. Such decision will result in a gain to the Partnership for financial reporting and Federal income tax purposes, with no corresponding distributable proceeds.

     767 Third Avenue Office Building

     The property had been considered held for sale or disposition as of December 31, 1996, and therefore, was not subject to continued depreciation. On September 30, 1997, the 767 Third Avenue joint venture was liquidated in contemplation of the sale of the Partnership's interest. Accordingly, the pro rata share of the venture's assets and liabilities was distributed to the venture partners in a non-cash transaction. The operations of the 767 Third Avenue office building continued under a co-tenancy agreement until October 31, 1997, when the Partnership sold its undivided interest in the property for $11,000,000 (before selling costs and prorations). Although replacement of the joint venture with this co-tenancy arrangement had no economic effect on the Partnership, as of October 1, 1997, the accompanying consolidated financial statements no longer reflected 767 Third Avenue Associates' former venture partner's minority interest and reflected only the Partnership's distributed share of the assets and liabilities of the venture. Reference is made to the Notes for a further description of such sale.

     Riverfront Office Building

     In 1996, Blue Cross Blue Shield, occupying approximately 88,000 square feet, or approximately 26% of the leasable space of the building, notified the venture that it would be vacating the premises upon its lease expiration, originally set for March 1998. As a result, the venture entered into a termination agreement with Blue Cross Blue Shield whereby the tenant would vacate certain spaces by certain dates before its lease expiration date for a set payment. Although the venture incurred substantial lease-up costs as a result of the Blue Cross Blue Shield lease expiration, the venture was able to fulfill the debt service requirements of the restructured loan. Additionally, the Cambridge, Massachusetts market, in which the property operates, has been improving. As a result, the venture has recently been successful in attracting new tenants to the property such that as of December 31, 1997, the property is 100% occupied. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the Partnership would make a decision to commit additional funds to this investment property based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. The amount of liquidity this investment property can provide to the Partnership is dependent on the property's value and the satisfaction of certain preference levels to the unaffiliated venture partner pursuant to the joint venture agreement.

     The restructured loan secured by the building and improvements requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. In this regard, in July 1997, $451,409 of escrowed funds was applied by the lender against the outstanding mortgage loan balance and, in October 1997, $615,271 of escrowed funds was released by the lender to fund leasing costs and other capital projects at the property. The agreement further prohibits the venture owning the property from distributing excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender prior to withdrawing escrow deposits.

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, if the property produces certain levels of gross receipts (as defined by the restructured loan) for the years 1998 through 2003, the restructured loan allows for partial payments of ground rent to be reinstated beginning in 1998. Based on current projections, the venture does not expect ground rent payments to resume in 1998. The ground lessor is a general partner of the venture partner. At December 31, 1997, the total amount of deferred and accrued ground lease expense is approximately $846,000.

     The property has been considered held for sale or disposition as of December 31, 1996, and therefore, is no longer subject to continued depreciation.

     Mall of Memphis

     Occupancy of the property is 75% at December 31, 1997. The Mall of Memphis trade area population consists primarily of lower to moderate income residents, and the income level has been decreasing over the last several years. The mall has experienced a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidating. In addition, the property has been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continue to perform well, overall tenant sales at the property have continued to decline. Due to poor sales performances, many tenants are electing not to renew their leases or are renewing at lower rates. Many other tenants whose leases are not due to expire in the near term have approached the Partnership seeking rent relief. The Partnership has granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow declined in 1996 and 1997 and is expected to decline further in the future.

     The Partnership had initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership has therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. At December 31, 1997, these notes had an aggregate principal balance of $39,676,002 and accrued but unpaid interest of approximately $343,000. As a result, the Partnership is in default and these mortgage notes have been classified as current in the accompanying consolidated financial statements. The lender has agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow before proceeding to realize on its security in the property. Based on projected operating results, the Partnership expects the lender to proceed to realize on its security during the second quarter of 1998. This would result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds in 1998.

     Pursuant to the terms of the note payable to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1997 in the amount of $300,000. As of the date of this report, the Partnership has not made the June 1, 1997 guaranteed debt service payment. As a result, the Partnership is in default and the $5,000,000 note payable has been classified as current in the accompanying consolidated financial statements. Due to provisions of the associated underlying agreements, the former venture partner may generally only realize upon its security (its former partnership interest in the joint venture) in the event of default by the Partnership. However, concerning such June 1997 payment, it is possible that the former venture partner may attempt to exercise its remedies against the Partnership's other assets respecting the guaranteed amount.

     The current and anticipated market conditions outlined above caused uncertainty regarding the Partnership's ability to recover the net carrying value of the Mall of Memphis investment property through future operations and sale. Therefore, as of June 30, 1997, the Partnership recorded, as a matter of prudent accounting practice a provision for value impairment of such investment of $13,143,000. Such provision was recorded to reflect the then estimated fair value of the property, less costs to sell.

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

     Yerba Buena Office Building

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture negotiated the right to share in future sales proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for.
The joint venture has filed a suit against the lender for breach of its obligations. There are no assurances that the joint venture will recover any amounts as a result of this action.

     National City Center

     On December 18, 1997, the Carlyle/National City joint venture sold the land and related improvements of the National City Center office building for $82,150,000. Reference is made to the Notes for a further description of such event.

     General

     There are certain risks associated with the Partnership's investment made through joint ventures including the possibility that the Partnership's joint venture partners in the investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although the Partnership is hopeful it will be able to distribute sale proceeds from the disposition of the Riverfront office building, the Limited Partners are expected to receive significantly less than their full original investment from all sources. After reviewing the remaining properties and the marketplace in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. In such regard, the Partnership has classified its remaining investment properties as held for sale or disposition, as discussed above. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

    Various fluctuations in the consolidated financial statements at and for the year ended December 31, 1997 as compared to December 31, 1996 are primarily due to the sale of the Partnership's interest in the 767 Third Avenue office building in October 1997. Various fluctuations in the consolidated financial statements for the year ended December 31, 1996, as compared to December 31, 1995 are primarily due to the sale of three apartment complexes, El Dorado View on July 23, 1996 and Scotland Yard - Phase I and II on November 1, 1996.

     The increase in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is primarily due to the temporary investment of proceeds of approximately $11,100,000 received in October 1997 for the sale of the Partnership's co-tenancy interest in the 767 Third Avenue office building until substantially distributed to the Holders of Interests in 1998 as described above. Such increase was partially offset by operating deficits incurred at the Mall of Memphis during 1997.

     The decrease in escrow deposits and restricted funds at December 31, 1997 as compared to December 31, 1996 is primarily due to (i) the application by the underlying lender for the Riverfront office building of approximately $451,000 of previously escrowed net cash flow against the outstanding mortgage loan balance in July 1997 and (ii) the release by the same lender of approximately $615,000 of previously escrowed net cash flow to fund leasing costs at the Riverfront office building in October 1997, partially offset by deposits of 1997 net cash flow generated by the property.

     The decreases in prepaid expenses, deferred expenses, accrued rents receivable, accrued interest and venture partner's subordinated equity in venture at December 31, 1997 as compared to December 31, 1996 is primarily due to the sale in October 1997 of the Partnership's interest in the 767 Third Avenue office building. Also contributing to the decrease in accrued rents receivable is the Partnership's recording, as of June 30, 1997, a provision for value impairment of the Mall of Memphis investment property as well as rent relief granted to certain tenants at the Mall of Memphis investment property.

     The decrease in properties held for investment at December 31, 1997 as compared to December 31, 1996 is primarily due to the Partnership's recording, as of June 30, 1997, a provision for value impairment of the Mall of Memphis investment property and the June 30, 1997 reclassification of the remaining net book value of the Mall of Memphis to properties held for sale or disposition.

     The decrease in properties held for sale or disposition at December 31, 1997 as compared to December 31, 1996 is due to the sale of the Partnership's interest in the 767 Third Avenue office building in October 1997, partially offset by the reclassification of the net book value of the Mall of Memphis in June 1997.

     The increase in investment in unconsolidated venture at December 31, 1997 as compared to December 31, 1996 is due to the sale of the National City Center office building in December 1997 and represents the Partnership's share of sale proceeds, a significant portion of which were received in February 1998.

     The increase in venture partner's deficit in venture at December 31, 1997 as compared to December 31, 1996 is due to 1997 resumption of loss allocations to the Partnership's venture partner in the Riverfront joint venture as described more fully in the Notes.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at December 31, 1997 as compared to December 31, 1996 is primarily due to the reclassification of the first, second and third mortgage notes secured by the Mall of Memphis and the promissory note payable to the Partnership's former venture partner in Mall of Memphis as current in the accompanying consolidated financial statements as a result of the Partnership's defaults on such obligations. The aggregate decrease in current portion of long-term debt and long-term debt, less current portion at December 31, 1997 as compared to December 31, 1996 is primarily due to the sale in October 1997 of the Partnership's interest in the 767 Third Avenue office building.

     The decrease in accounts payable at December 31, 1997 as compared to December 31, 1996 is primarily due to (i) the timing of payments of certain costs associated with leasing at the Riverfront office building and (ii) the sale in October 1997 of the Partnership's interest in the 767 Third Avenue office building.

     The decrease in unearned rents at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of tenant rent obligations at the Mall of Memphis investment property.

     The decreases in rental income, mortgage and other interest, property operating expenses and amortization of deferred expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the sales of Scotland Yard I & II Apartments, El Dorado View Apartments and the Partnership's interest in the 767 Third Avenue office building on November 1, 1996, July 23, 1996 and October 31, 1997, respectively. The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to: 1) the sales of Scotland Yard I & II apartments and El Dorado View apartments on November 1, 1996 and July 23, 1996, respectively; 2) the receipt in 1995 of approximately $672,000 as consideration for the early termination of a tenant's lease at 767 Third Avenue; 3) a lower average occupancy rate at Riverfront office building primarily as a result of the scheduled expiration in September 1996 of a lease for a tenant which occupied approximately 20% of the building and 4) reduced occupancy in 1996 at the Mall of Memphis.

     The increase in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to (i) the receipt at 767 Third Avenue of interest earned in connection with amounts received in June 1997 from a former tenant which had been previously deemed uncollectible by the Partnership and (ii) the increases in the average balance of short-term investments as a result of the receipt in October 1997 of approximately $11,100,000 in proceeds related to the sale of the Partnership's interest in the 767 Third Avenue office building. The increase in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to an increase in the average balance of U.S. Government obligations during 1996.

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

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the classification of the Riverfront and 767 Third Avenue office buildings as held for sale or disposition at December 31, 1996 and the classification of the Mall of Memphis as held for sale or disposition at June 30, 1997 and, therefore, were not subject to continued depreciation as of those dates. The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the Scotland Yard I & II apartments (sold November 1, 1996) and El Dorado View apartments (sold July 23, 1996) being classified as of April 1, 1996 as held for sale and, therefore, were not subject to continued depreciation as of those dates.

     The decrease in amortization of deferred expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the write off of deferred mortgage expenses in 1995 as a result of the 1995 loan restructuring at Riverfront office building.

     The $13,143,000 provision for value impairment for the year ended December 31, 1997 is due to the Partnership's recording as of June 30, 1997, a provision for value impairment of the Mall of Memphis investment property.

     The $8,500,000 provision for unrealizable venture partner deficit recorded for the year ended December 31, 1996 is the result of the uncertainty of the Partnership recovering the deficit capital account from future operations and ultimate sale of the Riverfront office building.

     The increase in the Partnership's share of operations of unconsolidated venture for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the National City Center being classified as held for sale or disposition at December 31, 1996 and, therefore, not subject to continued depreciation.

     The decrease in venture partners' share of ventures' operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to (i) an increase in the results of operations of the 767 Third Avenue office building primarily as a result of the property being classified as held for sale at December 31, 1996 and therefore, not subject to continued depreciation and (ii) the sale of the Partnership's interest in the 767 Third Avenue office building in October 1997, partially offset by the resumption of loss allocations in 1997 to the Partnership's venture partner in the Riverfront joint venture. The decrease in venture partner's share of venture operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the suspension as of January 1, 1996 of the allocation of any additional venture losses to the venture partner as a result of the uncertainty of the Partnership recovering the deficit capital account from further operations and ultimate sale of the Riverfront office building.

     The gains on sale or disposition of investment properties or interest in investment property for the year ended December 31, 1997 is due to the sale of the Partnership's interest in the 767 Third Avenue office building in October 1997 and the sale of the National City Center office building in December 1997. The gain on sale or disposition of investment properties or interest in investment property for the year ended December 31, 1996 is due to the sale of El Dorado View apartments on July 23, 1996, the Scotland Yard I & II apartments on November 1, 1996 and $200,000 of deferred gain recognition as a result of the receipt in April 1996 of a portion of the past due amounts on the notes receivable related to the 1986 sale of Pavillion Towers, discussed above.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES



                                     INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31, 1997,
  1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XI and consolidated ventures at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                    KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1997 AND 1996

                                                        ASSETS
                                                        ------
                                                                                    1997               1996
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $ 13,840,535         3,697,163
  Rents and other receivables (net of allowance for doubtful accounts of $281,456 and $1,495,915 at December 31, 1997 and 1996,
    respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . .           561,151           628,039
  Escrow deposits and restricted funds . . . . . . . . . . . . . . . . . .         3,055,577         3,678,237
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           139,508         1,167,702
                                                                                ------------      ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .        17,596,771         9,171,141
                                                                                ------------      ------------
Mortgage notes receivable (net of reserve for uncollectibility
  of $327,774) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,867,695         1,867,695
Investment properties - Schedule III:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . .             --            4,845,861
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .             --           60,783,454
                                                                                ------------      ------------
                                                                                       --           65,629,315
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .             --           23,002,534
                                                                                ------------      ------------
          Total properties held for investment,
            net of accumulated depreciation. . . . . . . . . . . . . . . .             --           42,626,781

    Properties held for sale or disposition. . . . . . . . . . . . . . . .        52,350,885        66,102,154
                                                                                ------------      ------------

          Total investment properties. . . . . . . . . . . . . . . . . . .        52,350,885       108,728,935
                                                                                ------------      ------------

Investment in unconsolidated venture, at equity. . . . . . . . . . . . . .         4,018,588           628,276
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,859,513         3,802,233
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .           227,374         2,965,832
Venture partner's deficit in venture . . . . . . . . . . . . . . . . . . .         1,000,714           405,564
                                                                                ------------      ------------

                                                                                $ 78,921,540       127,569,676
                                                                                ============      ============




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------
                                                                                    1997               1996
                                                                                ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $ 44,676,002           517,413
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,883,723         3,005,313
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           433,712           612,197
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,174,074         1,883,331
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .           712,576           713,459
                                                                                ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .        48,880,087         6,731,713

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .           180,488           215,186
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .        46,713,811       130,058,240
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           167,466           200,749
                                                                                ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        95,941,852       137,205,888

Deferred gain on sale of investment properties . . . . . . . . . . . . . .         1,867,695         1,867,695
Venture partner's subordinated equity in venture . . . . . . . . . . . . .             --            2,600,108

Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .       (13,408,309)      (12,895,787)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (1,116,446)       (1,116,446)
                                                                                ------------      ------------
                                                                                 (14,523,755)      (14,011,233)
                                                                                ------------      ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .       121,935,233       121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .       (81,231,510)      (76,960,040)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (45,067,975)      (45,067,975)
                                                                                ------------      ------------
                                                                                  (4,364,252)          (92,782)
                                                                                ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . . .       (18,888,007)      (14,104,015)
                                                                                ------------      ------------
                                                                                $ 78,921,540       127,569,676
                                                                                ============      ============

                             See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997              1996               1995
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $24,598,580        32,775,314         35,420,992
  Interest income. . . . . . . . . . . . . . . . . . . .          611,182           284,126            339,764
                                                              -----------       -----------        -----------
                                                               25,209,762        33,059,440         35,760,756
                                                              -----------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .       12,069,706        15,013,553         16,573,287
  Depreciation . . . . . . . . . . . . . . . . . . . . .        1,009,322         6,110,344          6,561,402
  Property operating expenses. . . . . . . . . . . . . .       13,811,077        17,400,478         17,758,087
  Professional services. . . . . . . . . . . . . . . . .          287,978           289,023            272,963
  Amortization of deferred expenses. . . . . . . . . . .          944,813         1,057,233          1,273,972
  General and administrative . . . . . . . . . . . . . .          450,104           348,185            374,219
  Provision for value impairment . . . . . . . . . . . .       13,143,000             --                 --
  Provision for unrealizable venture
    partner deficit. . . . . . . . . . . . . . . . . . .            --            8,500,000              --
                                                              -----------       -----------        -----------
                                                               41,716,000        48,718,816         42,813,930
                                                              -----------       -----------        -----------

                                                              (16,506,238)      (15,659,376)        (7,053,174)

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . .          430,047            80,895             67,570
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .          586,796         1,475,361          2,794,709
                                                              -----------       -----------        -----------
          Earnings (loss) before gains on
            sale or disposition of investment
            properties or interest in
            investment property. . . . . . . . . . . . .      (15,489,395)      (14,103,120)        (4,190,895)

Gains from sale or disposition of investment
  properties or interest in investment property. . . . .       10,705,403        13,480,719              --
                                                              -----------       -----------        -----------





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 1997              1996               1995
                                                             ------------      ------------       ------------
          Earnings (loss) before
            extraordinary item . . . . . . . . . . . . .       (4,783,992)         (622,401)        (4,190,895)

Extraordinary gain on forgiveness
  of indebtedness. . . . . . . . . . . . . . . . . . . .            --            1,180,286              --
                                                              -----------       -----------        -----------
          Net earnings (loss). . . . . . . . . . . . . .      $(4,783,992)          557,885         (4,190,895)
                                                              ===========       ===========        ===========
          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gains on sale
                or disposition of investment
                properties or interest in
                investment property. . . . . . . . . . .      $   (108.21)           (98.52)            (29.27)
              Gains from sale or disposition of
                investment properties or interest
                in investment property . . . . . . . . .            77.13             97.12              --
              Extraordinary gain on forgiveness
                of indebtedness. . . . . . . . . . . . .            --                 8.50              --
                                                              -----------       -----------        -----------

                                                              $    (31.08)             7.10             (29.27)
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

                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                      YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------
Balance
 (deficit)
 December 31,
 1994. . . . .   $1,000  (12,310,636)    (1,116,446) (13,426,082)  121,935,233  (73,912,181) (45,067,975)     2,955,077

Net earnings
 (loss). . . .     --       (167,636)         --        (167,636)       --       (4,023,259)       --        (4,023,259)
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------
Balance
 (deficit)
 December 31,
 1995. . . . .    1,000  (12,478,272)    (1,116,446) (13,593,718)  121,935,233  (77,935,440) (45,067,975)    (1,068,182)

Net earnings
 (loss). . . .     --       (417,515)         --        (417,515)       --          975,400        --           975,400
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------
Balance
 (deficit)
 December 31,
 1996. . . . .    1,000  (12,895,787)    (1,116,446) (14,011,233)  121,935,233  (76,960,040) (45,067,975)       (92,782)

Net earnings
 (loss). . . .     --       (512,522)         --        (512,522)       --       (4,271,470)       --        (4,271,470)
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------
Balance
 (deficit)
 December 31,
 1997. . . . .   $1,000  (13,408,309)    (1,116,446) (14,523,755)  121,935,233  (81,231,510) (45,067,975)    (4,364,252)
                 ======  ===========   ============ ============   ===========  =========== ============    ===========

                              See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                  1997              1996              1995
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $(4,783,992)           557,885        (4,190,895)
  Items not requiring (providing) cash
    or cash equivalents:
      Depreciation . . . . . . . . . . . . . . . . . . .        1,009,322          6,110,344         6,561,402
      Amortization of deferred expenses. . . . . . . . .          944,813          1,057,233         1,273,972
      Long-term debt - deferred accrued
        interest . . . . . . . . . . . . . . . . . . . .        2,269,513          2,389,325           633,264
      Provision for value impairment . . . . . . . . . .       13,143,000              --                --
      Provision for unrealizable venture
        partner deficit. . . . . . . . . . . . . . . . .            --             8,500,000             --
      Partnership's share of operations of
        unconsolidated ventures. . . . . . . . . . . . .         (430,047)           (80,895)          (67,570)
      Venture partners' share of ventures'
        operations . . . . . . . . . . . . . . . . . . .         (586,796)        (1,475,361)       (2,794,709)
      Total (gain) loss on sale or disposition of
        investment properties or interest in
        investment property. . . . . . . . . . . . . . .      (10,705,403)       (13,480,719)            --
      Extraordinary gain on forgiveness of
        indebtedness . . . . . . . . . . . . . . . . . .            --            (1,180,286)            --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          (79,028)           486,921           210,272
    Escrow deposits and restricted funds . . . . . . . .          (21,542)        (1,567,520)         (879,223)
    Prepaid expenses . . . . . . . . . . . . . . . . . .          557,477             16,551           114,728
    Accrued rents receivable . . . . . . . . . . . . . .        1,180,818            (54,995)          609,926
    Accounts payable . . . . . . . . . . . . . . . . . .         (302,184)           978,918            69,019
    Unearned rents . . . . . . . . . . . . . . . . . . .         (130,001)           (63,037)           35,125
    Accrued interest . . . . . . . . . . . . . . . . . .          612,716           (387,546)        2,534,421
    Accrued real estate taxes. . . . . . . . . . . . . .             (883)          (798,146)           35,801
    Tenant security deposits . . . . . . . . . . . . . .           45,302               (699)           77,132
    Deferred revenue . . . . . . . . . . . . . . . . . .          (33,283)           (30,429)          231,178
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .        2,689,802            977,544         4,453,843
                                                              -----------        -----------       -----------




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1997              1996              1995
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . .            --                 --            1,392,755
  Additions to investment properties . . . . . . . . . .       (1,627,130)        (2,571,651)       (2,396,331)
  Payment of deferred expenses . . . . . . . . . . . . .         (922,716)          (773,585)         (658,174)
  Cash paid for venture partner's interest . . . . . . .            --                 --             (544,473)
  Cash proceeds from sale of investment properties,
    or interest in investment property, net of
    selling expenses . . . . . . . . . . . . . . . . . .       11,135,107          2,158,501             --
  Collection of notes receivable . . . . . . . . . . . .            --               200,000             --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        8,585,261           (986,735)       (2,206,223)
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . .         (968,822)          (467,352)         (422,172)
  Venture partners' contributions to ventures. . . . . .            --               245,000           251,500
  Distributions to venture partners. . . . . . . . . . .         (162,869)             --             (251,030)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (1,131,691)          (222,352)         (421,702)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .       10,143,372           (231,543)        1,825,918
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        3,697,163          3,928,706         2,102,788
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $13,840,535          3,697,163         3,928,706
                                                              ===========        ===========       ===========






                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1997              1996              1995
                                                              -----------        -----------       -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .      $ 9,187,477         15,401,099        13,405,602
                                                              ===========        ===========       ===========
  Non-cash investing and financing activities:
    Sale of investment properties or interest in
     investment property:
      Total sale proceeds, net of selling expenses . . .      $11,135,107         29,049,082             --
      Principal balance and deferred accrued
        interest due on mortgage payable . . . . . . . .            --           (26,890,581)            --
                                                              -----------        -----------       -----------
          Cash proceeds from sales of investment
            properties or interest in investment
            property, net of selling expenses. . . . . .      $11,135,107          2,158,501             --
                                                              ===========        ===========       ===========
    Escrowed funds applied by lender to
     long-term debt. . . . . . . . . . . . . . . . . . .      $   451,409              --                --
    Distribution of net assets to venture partner
     upon liquidation of joint venture . . . . . . . . .      $ 6,150,826
    Conversion of note payable and accrued interest
     to venture partner's contribution
     to venture. . . . . . . . . . . . . . . . . . . . .      $ 3,656,921
    Purchase of venture partner's interest:
      Addition to basis in investment property . . . . .      $     --                 --            9,402,453
      Note payable . . . . . . . . . . . . . . . . . . .            --                 --           (5,000,000)
      Increase in venture partner's deficit
        in venture . . . . . . . . . . . . . . . . . . .            --                 --           (3,857,980)
                                                              -----------        -----------       -----------
          Cash paid for venture partner's
            interest in venture. . . . . . . . . . . . .      $     --                 --              544,473
                                                              ===========        ===========       ===========
          Accrued interest added to balance
            of long-term debt pursuant to
            loan modification. . . . . . . . . . . . . .      $     --                 --            8,530,153
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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through joint ventures) an equity investment in an office building and an enclosed shopping mall. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures; Mall of Memphis Associates ("Mall of Memphis") (until purchase of the venture partner's interest in 1995), and Riverfront Office Park Joint Venture ("Riverfront") in which the Partnership has certain preferential claims and rights, as discussed below; also included are the accounts of 767 Third Avenue Associates ("767 Third Avenue") (prior to its liquidation in September 1997, as more fully discussed below). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/National City"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:


                                                           1997                                  1996
                                           -------------------------------       ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (Unaudited)        GAAP BASIS         (UNAUDITED)
                                           ------------       -----------       ------------       -----------


Total assets . . . . . . . . . . . . .     $ 78,921,540        37,851,195        127,569,676        26,114,376

Partners' capital accounts
  (deficit):
    General partners.. . . . . . . . .      (14,523,755)      (10,003,098)      (14,011,233)       (12,054,121)
    Limited partners.. . . . . . . . .       (4,364,252)       14,688,017           (92,782)        (8,162,305)

Net earnings (loss):
    General partners.. . . . . . . . .         (512,522)        2,051,023          (417,515)           191,109
    Limited partners.. . . . . . . . .       (4,271,470)       22,850,322           975,400         13,770,364

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .           (31.08)           166.28              7.10             100.21
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,404,666 at December 31, 1997 and $3,045,929 at December 31, 1996) as
cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of leasing and financing fees incurred in connection with the acquisition and operation of the properties. Deferred leasing fees are amortized using the straight-line method over the terms stipulated in the related agreements. Deferred financing fees are amortized using the straight-line method over the terms stipulated in the related agreements.

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

     The Partnership acquired, either directly or through joint ventures, ten apartment complexes, eight office buildings, and an enclosed shopping mall. During 1984, the Partnership sold its Arlington, Texas and its Red Bank, Tennessee apartment complexes. During 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I joint venture ("AM-CAR"), which had ownership interests in the Pavillion Towers office complex located in Aurora, Colorado and the Coast Federal Office Building located in Pasadena, California. During 1988, the Partnership (through Somerset Lake Associates) sold its Indianapolis, Indiana apartment complex. During 1991, the Partnership disposed of its interest in the Gatehall Plaza office building located in Parsippany, New Jersey. During 1992, the Partnership sold its interest in the Wood Forest Glen Apartments, the Meadowcrest Apartments and the Bitter Creek Apartments. In addition, during 1992, the lender realized upon its security and took title to the Yerba Buena West Office Building. During 1993, the Partnership sold its interest in the South Point Apartments. During 1994, the lender realized upon its security and took title to the 824 Market Street Office Building. During 1996, the Partnership sold its interest in the Scotland Yard Phase I and II Apartments, and the El Dorado View Apartments. During 1997, the Partnership sold its interest in the 767 Third Avenue office building and its interest in the National City Center office building. The two remaining properties owned at December 31, 1997 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the operating properties has been provided over estimated useful lives of the various components as follows:

                                                   YEARS
                                                   -----

     Building and improvements --
       straight-line . . . . . . . . .               30
     Personal property --
       straight-line . . . . . . . . .                5
                                                     ==

     The Partnership's two remaining investment properties are pledged as security for the long-term debt, for which there is generally no recourse to the Partnership. The Partnership continues to make payments on its existing mortgage indebtedness related to the Riverfront office building; however, due to the unwillingness of the lender to grant an acceptable loan modification to cover current and anticipated future net operating deficits, the Partnership suspended the payment of required debt service as of January 1, 1998 on the mortgage notes secured by the Mall of Memphis.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") as required in the first quarter of 1996. SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize
upon its security.   In accordance with SFAS 121, any properties identified
as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell.

In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

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

     The net results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were ($15,946,311), ($15,123,963) and ($6,799,283), respectively, for the years ended December 31, 1997, 1996 and 1995. In addition, the accompanying consolidated financial statements include $430,047, $80,895 and $67,570, respectively, of the Partnership's share of total property operations of $3,133,199, $589,373 and $492,296, of National City Center which was sold in December 1997.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

INVESTMENT PROPERTIES

     NATIONAL CITY CENTER

     In July 1983, the Partnership acquired, through Carlyle/National City (a joint venture with Carlyle Real Estate Limited Partnership-XII, a partnership sponsored by the Corporate General Partner of the Partnership ("Carlyle-XII")), an interest in an office building in Cleveland, Ohio.

     The Partnership made an initial contribution of $5,445,257 to Carlyle/National City. The terms of the Carlyle/National City venture agreement provided that the capital contributions, annual cash flow, net proceeds from sale or refinancing and profit or loss would be allocated or distributed 13.7255% to the Partnership. The Partnership's net cash investment in the property was $3,341,583 after distributions resulting from the increase in the first mortgage loan.

     On December 18, 1997, Carlyle/National City sold the National City Center Office Building. As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore was no longer subject to continued depreciation. The sale price of the land and improvements was $82,150,000.

Cash proceeds, after selling costs and the $54,277,977 mortgage assumed by the purchaser, were $26,371,722 of which the Partnership's share was $3,619,652. As a result of the sale, the Partnership recognized a gain of $2,960,265 for financial reporting purposes and a gain of $7,764,780 for Federal income tax purposes in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, Carlyle/National City agreed to certain representations, warranties and covenants with a stipulated survival period which expires December 17, 1998. Although it is not expected, Carlyle/National City and the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and shall in no event exceed $2,000,000 in aggregate of which the Partnership's share is approximately $275,000.

     Carlyle/National City reached an agreement with the current mortgage lender to refinance the existing mortgage effective April 28, 1994. The loan was amortized over 22 years with a scheduled balloon payment due on April 10, 2001. The lender required an escrow account of $612,300 to be established at the inception of the refinancing for certain specific future tenant improvement costs at the property. The escrowed funds were to be released to the venture upon lender approval of such costs. The lender also required an escrow of the tenant improvement costs related to the extension of the Baker & Hostetler lease. The Venture was required to escrow approximately $313,000 per year in 1994 through 1996 and to escrow approximately $229,000 per year in 1997 and 1998. In 1996, approximately $92,000 was received from the tenant improvement escrow. Additionally, in January 1997, approximately $820,000 was received from the tenant improvement escrow. All remaining amounts held in escrow prior to the sale of National City Center (including interest earned on the escrowed funds) were refunded to Carlyle/National City in the fourth quarter of 1997.

     767 THIRD AVENUE OFFICE BUILDING

     On September 30, 1997, the 767 Third Avenue joint venture was liquidated in contemplation of the sale of the Partnership's interest. Accordingly, the pro rata share of the venture's assets and liabilities was distributed to the venture partner in a non-cash transaction. In addition, the $2,500,000 unsecured promissory note payable to the venture partner was satisfied by the venture partner's contribution at the liquidation of the venture. The operations of the 767 Third Avenue office building continued under a co-tenancy agreement until October 31, 1997, when the Partnership sold its undivided interest in the property. Although replacement of the joint venture with the co-tenancy arrangement had no economic effect on the Partnership, as of October 1, 1997, the accompanying consolidated financial statements no longer reflected 767 Third Avenue Associates' former venture partner's minority interest and reflected only the Partnership's distributed share of the assets and liabilities of the venture.

      On October 31, 1997, the Partnership sold its undivided interest in the building and related improvements of the 767 Third Avenue Office Building located in New York City, New York to an affiliate of the former venture partner for $11,000,000 which was received in cash at closing (before selling costs and prorations). In addition, the Partnership has no liability for the approximate $38,000,000 in mortgage debt secured by the property subsequent to the sale of its interest in the property. As a result of the sale, the Partnership recognized a gain of $7,745,138 for financial reporting purposes and a gain of $19,727,956 for Federal income tax purposes in 1997.

     As the Partnership had committed to a plan to sell the property, the property had been classified as held for sale or disposition as of December 31, 1996, and therefore, was no longer subject to continued depreciation.

     RIVERFRONT OFFICE BUILDING

     Effective November 1995, the joint venture entered into a Loan Repayment Agreement with the existing lender. The terms of the agreement generally provide for a loan restructure that retroactively reduces the interest rate payable on the loans and adjusts the terms of the loans from their present maturity. The loans (which previously accrued interest at rates ranging from 10% to 14% per annum) accrued interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum is the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31,

1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from
January 1, 2003 to December 31, 2007. The interest rate per annum beginning January 1, 1998 is 7%. In addition, as participating interest and taking into account the annual interest payable as set forth above, the lender is entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) upon repayment.

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

     The loan restructure also requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. In this regard, in July 1997, $451,409 of escrowed funds was applied by the lender against the outstanding mortgage loan balance and, in October 1997, $615,217 of escrowed funds was released by the lender to fund leasing costs and other capital projects at the property. The agreement further prohibits distributions of excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained and utilized prior to withdrawing escrow deposits for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender.

     In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At December 31, 1997, the total amount of ground lease payments in arrears is approximately $846,000. In this regard, as a condition of the loan restructure discussed above, the ground lease was amended to provide for the deferral of any and all ground lease payments since February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. Pursuant to this amendment, such unpaid ground rent accrues at the lesser of (a) interest at the amended loan terms or (b) 14% after repayment of the loan (net of any management fees received by the lessor). However, the loan restructure also provided that if, during calendar year 1997, projections of gross rental revenue approved by the lender during the year are not less than $9 million per year for each of the next five calendar years, annual payments of ground rent would resume, but at a reduced amount (as defined).

Based on current projections, the venture does not expect ground rent payments to resume in 1998.

     As a result of the adoption of SFAS 121, the Partnership recorded a provision for unrealizable venture partner deficit of $8,500,000 as a result of the uncertainty of the Partnership recovering the deficit capital account from future operations and ultimate sale of the property. Such provision was recorded in 1996 based upon an analysis of the property's discounted estimated cash flows over the projected holding period and was recorded to reduce the venture partner's deficit capital account to its then estimated recoverable amount. In addition, no additional venture losses were allocated to the venture partner in 1996. However, the Cambridge, Massachusetts market, in which the property operates, has been improving and as of December 31, 1997, the property is 100% occupied.
Based on a current analysis of the property's discounted estimated future cash flows over the projected holding period, recognizing the improvements in the market, the Partnership resumed the allocation of losses to the venture partner in 1997. As the Partnership has committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, is no longer subject to continued depreciation.

     There are certain risks associated with the Partnership's investment made through joint venture, including the possibility that the Partnership's joint venture partner might become unable or unwilling to fulfill its financial or other obligations, or that the joint venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

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

     The Partnership had initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future net operating deficits. The Partnership has therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. At December 31, 1997, these notes had an aggregate principal balance of $39,676,002 and accrued but unpaid interest of approximately $343,000. As a result, the Partnership is in default and these mortgage notes have been classified as current in the accompanying consolidated financial statements. The lender has agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow before proceeding to realize on its security in the property. Based on projected operating results, the Partnership expects the lender to proceed to realize on its security during the second quarter of 1998. This will result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     In August 1995, the Partnership purchased the venture partner's 36.94% interest in Mall of Memphis and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest. Accordingly, the Partnership has accounted for its investment in Mall of Memphis as wholly-owned as of August 1995. The purchase price was approximately $5,500,000, of which $500,000 (plus certain closing costs) was paid in cash at closing with the balance represented by a $5,000,000 promissory note. The purchase price exceeded the venture partner's capital account balance for financial reporting purposes by $9,402,453. This difference was accounted for as additional basis in the investment property for financial reporting purposes. Correspondingly, the venture partner's deficit in ventures was reduced by $3,857,980. Interest accrues on the unpaid balance of the promissory note at a rate of 8.0% per annum from the acquisition date and is payable June 1 of each year solely to the extent of 36.94% of the venture's annual cash flow (as defined) for the preceding calendar year, with any unpaid interest also accruing interest at 8.0% per annum. The note is non-recourse and is secured only by the purchased venture partner's interest. However, the Partnership guaranteed the venture partner (seller), on a recourse basis, that the interest payment paid on June 1, 1996 shall be no less than $300,000 and that the interest payment to be paid on June 1, 1997 shall be no less than $600,000 less the amount actually paid by the Partnership on June 1, 1996. As of the date of this report, the Partnership has not made the June 1, 1997 guaranteed payment. As a result, the Partnership is in default and the $5,000,000 note payable has been classified as current in the accompanying consolidated financial statements. Due to provisions of the associated underlying agreements, the former venture partner may generally only realize upon its security (its former partnership interest in the joint venture) in the event of default by the Partnership. However, concerning such June 1997 payment, it is possible that the former venture partner may attempt to exercise its remedies against the Partnership's other assets respecting the guaranteed amount. Any amounts required to be paid in excess of the interest accrued to date is applied to the outstanding principal balance of the note. The promissory note requires repayment of principal and all accrued interest at maturity (subject to reduction under certain circumstances related to the property's market value) which is the earlier of August 2002 (lender has two five-year options to extend) or upon sale of the property. The venture partner has a right of first opportunity (as defined) to purchase the property.

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

     Current and anticipated market conditions caused uncertainty regarding the Partnership's ability to recover the net carrying value of the Mall of Memphis investment property through future operations and sale. Therefore, as of June 30, 1997, the Partnership recorded, as a matter of prudent accounting practice a provision for value impairment of such investment of $13,143,000. Such provision was recorded to reflect the then estimated fair value of the property, less costs to sell.

     SCOTLAND YARD - PHASE I AND II APARTMENTS AND
     EL DORADO VIEW APARTMENTS

     In December 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire the existing long-term mortgage notes secured by the Scotland Yard - Phase I and II and El Dorado View apartment complexes. The loans provided for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a calendar year (all as defined) exceed a base amount. For the fiscal years ended 1996 and 1995, contingent interest was approximately $230,000 and $282,000, respectively. In the event that these properties were sold 90 days or earlier before the maturity date of the loan, the lender was entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full calendar years preceding the sale (all as defined). The lender was also entitled to additional contingent interest if such prepayment penalty, as calculated above, was less than certain internal rates of return (13.25%-14.00%) as defined in the note. The Partnership recorded an accrual for such additional contingent interest of $4,239,104 as deferred accrued interest. The lender had the right (with 120 days prior notification) to call the remaining loans (at par) at any time after January 1, 1996.

     The properties were classified as held for sale as of April 1, 1996, and therefore, were not subject to continued depreciation.

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

The two promissory notes of $3,000,000 and $750,000 bear interest at various rates and were due in April 1996. Beginning in 1991, the Partnership has not received the scheduled interest payments of $15,000 on the $750,000 note and the 1993 or 1994 scheduled interest payments of $60,000 each on the $3,000,000 note. The Partnership received a $200,000 settlement in 1996 with one of the makers of the $3,000,000 note. The other maker of this note remains obligated for the balance. Although these notes are secured by personal guarantees from principals of the venture partner, collection of all past due and future amounts from these notes are considered unlikely; however, the Partnership continues to evaluate all of its legal options. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve was established at December 31, 1993, which was reduced to $327,774 in 1996 as a result of the $200,000 receipt, to reduce the notes receivable balance to an amount not to exceed the related deferred gain on sale.

     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method of accounting. Accordingly, $0, $200,000 and $0 of gain was recognized in 1997, 1996 and 1995, respectively.

     YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture negotiated the right to share in future sales proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for.
The joint venture has filed a suit against the lender for breach of its obligations. There are no assurances that the joint venture would recover any amounts in the event it should pursue its legal remedies.

LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1997 and 1996:

                                                                                      1997              1996
                                                                                  -----------       -----------
10% first mortgage note (in default); secured by the Mall
  of Memphis shopping center in Memphis, Tennessee; payable
  in monthly installments of principal and interest of $279,823 through January 1, 2018; additional interest payable equal to 20% of certain rents in excess of a specified level
  ($0 in 1997 and 1996 and approximately $138,000 for 1995). . . . . . . .        $29,034,462        29,465,209

14-1/2% second mortgage note (in default); secured by the
  Mall of Memphis shopping center in Memphis, Tennessee;
  payable in monthly installments of principal and interest
  of $41,958 through January 1, 2018 . . . . . . . . . . . . . . . . . . .          3,280,282         3,306,066

10% third mortgage note (in default); secured by the Mall
  of Memphis shopping center in Memphis, Tennessee;
  payable in monthly installments of principal and interest
  of $66,696 through April 1, 2003 . . . . . . . . . . . . . . . . . . . .          7,361,258         7,422,141

10% mortgage note; assumed by buyer at sale in 1997; secured by the 767 Third Avenue office building in New York, New York;
  payable in monthly installments of interest only until May 12,
  1999 when the remaining principal balance of $37,986,531 is payable; additional interest equal to 5% of certain rents
  in excess of a specified level is payable (no additional
  interest was due for 1997, 1996 and 1995). . . . . . . . . . . . . . . .             --            37,986,531

Promissory note payable to venture partner; satisfied in 1997 by venture partner contribution at liquidation of venture;
  unsecured; related to 767 Third Avenue; bearing interest
  at a rate equal to the prime rate (approximately 8.5% and 8.25%
  on September 30, 1997 and December 31, 1996, respectively)
  plus 2% payable in monthly installments of interest only
  until May 1998 when the remaining balance was payable. . . . . . . . . .             --             2,500,000






                                                                                      1997              1996
                                                                                  -----------       -----------

First mortgage note payable secured by the Riverfront office building in Cambridge, Massachusetts; payable in monthly
  installments of interest only at rates ranging from 6% to
  9% (7% at January 1, 1998) until December 31, 2007, or
  prepayment date, when the remaining balance, including the
  Minimum Return and Residual Amount (as defined), is payable;
  interest accrued at an effective rate of approximately 9.7%
  commencing November 1995 . . . . . . . . . . . . . . . . . . . . . . . .         46,713,811        44,895,706

8% promissory payable (in default); secured by the Partnership's purchased interest in the Mall of Memphis Associates;
  payable annually to the extent of Net Cash Flow (as defined);
  subject to certain guaranteed minimum payments in 1996 and 1997;
  due August 8, 2002 (Lender has two five-year options to
  extend at the lesser of the outstanding balance of the
  loan or the Lenders Market Share (as defined)) . . . . . . . . . . . . .          5,000,000         5,000,000
                                                                                 ------------       -----------
          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .         91,389,813       130,575,653
          Less current portion of long-term debt . . . . . . . . . . . . .            44,676,002        517,413
                                                                                 ------------       -----------
          Total long-term debt . . . . . . . . . . . . . . . . . . . . . .       $ 46,713,811       130,058,240
                                                                                 ============       ===========

     Five year maturities of long-term debt are as follows:

                      1998 . . . . . . . . . . .    $ 44,676,002
                      1999 . . . . . . . . . . .          --
                      2000 . . . . . . . . . . .          --
                      2001 . . . . . . . . . . .          --
                      2002 . . . . . . . . . . .          --
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

    The Partnership Agreement provides that the Limited Partners shall receive 99% and the General Partners shall receive 1% of the sale or refinancing proceeds of a real property (net after expenses and retained working capital) until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which when combined with sale or refinancing proceeds previously distributed, equal to a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1983. After such distributions, the General Partners shall receive (to the extent not previously received) proceeds up to 3% of the aggregate sales price of properties previously sold by the Partnership with any remaining proceeds allocated 85% to the Limited Partners and 15% General Partners. The Limited Partners shall receive 100% of such net sale or refinancing proceeds until the Limited Partners have received cash distributions of such net sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds the Limited Partners have not received cash disbursements to satisfy this requirement, the General Partners will be required to return all of the 1% distribution of net sale or refinancing proceeds received to date, which as of December 31, 1997 aggregate approximately $208,000. The Limited Partners are not expected to receive cash distributions of sale or refinancing proceeds in an amount equal to their initial capital investment.

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

LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership's and its consolidated ventures' principal assets are one office building and one enclosed shopping mall. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office building and shopping center tenants range in term from one to twenty-four years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenant sales
volumes.   With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost of the leased assets net of accumulated depreciation are summarized as follows at December 31, 1997:

          Shopping mall:
            Cost . . . . . . . . . . . . . . . .       $ 53,651,697
            Accumulated depreciation . . . . . .        (24,011,856)
                                                       ------------
                                                         29,639,841
                                                       ------------
          Office buildings:
            Cost . . . . . . . . . . . . . . . .         39,876,303
            Accumulated depreciation . . . . . .        (17,165,259)
                                                       ------------
                                                         22,711,044
                                                       ------------
          Total. . . . . . . . . . . . . . . . .       $ 52,350,885
                                                       ============

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

                 1998. . . . . . . . . . . . . . .       $11,832,602
                 1999. . . . . . . . . . . . . . .        12,057,161
                 2000. . . . . . . . . . . . . . .        10,878,753
                 2001. . . . . . . . . . . . . . .        12,247,089
                 2002. . . . . . . . . . . . . . .         6,385,651
                 Thereafter. . . . . . . . . . . .        12,315,852
                                                         -----------
                 Total . . . . . . . . . . . . . .       $65,717,108
                                                         ===========

     Additional contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1997, 1996 and 1995:

                 1995. . . . . . . . . . . . . . .          $354,677
                 1996. . . . . . . . . . . . . . .           300,141
                 1997. . . . . . . . . . . . . . .            --
                                                            ========

LEASES - AS PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease.

     The Riverfront venture owns a net leasehold interest which expires in 2061 (subject to a 19-year extension) in the land underlying the Cambridge, Massachusetts office building. The lease provides for annual rent equal to the greater of 2% of gross income from the property or a minimum amount (which increases on a fixed schedule from $132,700 at inception,to $298,575 for the years 2007 through 2080). The joint venture has not made the scheduled ground lease payments since February 1993. At December 31, 1997, the total amount of deferred and accrued ground lease expense is approximately $846,000. Reference is made to the Riverfront venture agreement discussed above regarding the waiver of any and all scheduled ground rent payments due under the lease since February 1993 in conjunction with a loan restructure with the mortgage lender.

    Future minimum rental commitments under this lease are as follows:

                      1998 . . . . . . . . . . .     $   212,230
                      1999 . . . . . . . . . . .         212,230
                      2000 . . . . . . . . . . .         212,230
                      2001 . . . . . . . . . . .         212,230
                      2002 . . . . . . . . . . .         252,130
                      Thereafter . . . . . . . .      17,430,145
                                                     -----------
                      Total. . . . . . . . . . .     $18,531,195
                                                     ===========

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                               1997        1996       1995        1997
                             --------    --------   --------   ------------

Property management
 and leasing fees. . . . . . $302,061     289,483    344,158         --
Insurance commissions. . . .   25,117      27,639     34,756         --
Reimbursement (at cost)
 for accounting
 services. . . . . . . . . .   19,001       9,141    115,562         7,783
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .   39,521      24,234     27,279         9,851
Reimbursement (at cost)
 for legal services. . . . .    7,364       5,451      3,130         3,091
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related to the on-site
 and other costs for
 the Partnership and
 its investment
 properties. . . . . . . . .       28       --        77,031            14
                             --------     -------    -------        -----
                             $393,092     355,948    601,916        20,739
                             ========     =======    =======        =====


     The Corporate General Partner has deferred payment of partnership management fees of $11,936. In addition, distributions to the General Partners of net cash flow of the Partnership aggregating $7,161 have been deferred.

     The General Partners and their affiliates had also deferred payment of the Partnership's share of property management and leasing fees of approximately $171,000 for the Partnership's unconsolidated venture, which was not included in the consolidated financial statements. These amounts, which did not bear interest, were paid in February 1998 from the Partnership's share of proceeds from the 1997 sale of National City Center.

                                                                                                         SCHEDULE III
                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES
                                  CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    DECEMBER 31, 1997
                                       INITIAL COST TO                                GROSS AMOUNT AT WHICH CARRIED
                                       PARTNERSHIP (A)                                    AT CLOSE OF PERIOD (B)
                                ---------------------------       COSTS         ----------------------------------------
                                 LAND AND       BUILDINGS      CAPITALIZED       LAND AND      BUILDINGS
                                 LEASEHOLD        AND         SUBSEQUENT TO     LEASEHOLD         AND
                  ENCUMBRANCE    INTEREST      IMPROVEMENTS    ACQUISITION       INTEREST     IMPROVEMENTS     TOTAL (E)
                  -----------   -----------    ------------  --------------     ----------    ------------   -----------
OFFICE
 BUILDINGS:
 Cambridge,
  Massachu-
  setts (D). . .  $46,713,811        (C)         27,114,515      12,761,788         (C)         39,876,303    39,876,303
SHOPPING
 MALL:
 Memphis,
  Tennessee
  (D). . . . . .   39,676,002     3,608,935      39,870,758      10,172,004      3,403,077      50,248,620    53,651,697
                  -----------    ----------     -----------      ----------     ----------     -----------   -----------
    Total. . . .  $86,389,813     3,608,935      66,985,273      22,933,792      3,403,077      90,124,923    93,528,000
                  ===========    ==========     ===========      ==========     ==========     ===========   ===========

                                                                                           SCHEDULE III - CONTINUED
                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                                  CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    DECEMBER 31, 1997

                                                                                        LIFE ON WHICH
                                                                                        DEPRECIATION
                                                                                         IN LATEST
                                                                                        STATEMENT OF          1997
                                ACCUMULATED               DATE OF         DATE           OPERATION        REAL ESTATE
                               DEPRECIATION(F)         CONSTRUCTION     ACQUIRED        IS COMPUTED          TAXES
                              ----------------         ------------    ----------     ---------------     -----------
OFFICE BUILDINGS:
 Cambridge, Massachusetts
  (D). . . . . . . . . . . .       $17,165,259             1983          10/22/81          5-30 years       1,253,837
SHOPPING MALL:
 Memphis,
  Tennessee (D). . . . . . .        24,011,856             1981            8/3/81          5-30 years       1,504,368
                                   -----------                                                              ---------

    Total. . . . . . . . . .       $41,177,115                                                              2,758,205
                                   ===========                                                              =========

------------------
         (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
         (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was approximately $106,245,000.
         (C)  Property operated under ground lease; see the Notes.
         (D)  Properties owned and operated by joint ventures; see the Notes.

                                                                                        SCHEDULE III - CONTINUED
                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1997

(E)  Reconciliation of real estate owned:

                                                                   1997              1996               1995
                                                               ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . . .     $184,599,017       209,499,155       197,649,247
      Additions during period. . . . . . . . . . . . . . .        1,627,130         3,038,590        11,849,908
      Reductions during period . . . . . . . . . . . . . .      (92,698,147)      (27,938,728)            --
                                                               ------------      ------------      ------------

      Balance at end of period . . . . . . . . . . . . . .     $ 93,528,000       184,599,017       209,499,155
                                                               ============      ============      ============

(F)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . .     $ 75,870,082        81,997,627        75,428,110
      Depreciation expense . . . . . . . . . . . . . . . .        1,009,322         6,110,344         6,569,517
      Reductions during period . . . . . . . . . . . . . .      (35,702,289)      (12,237,889)            --
                                                               ------------      ------------      ------------

      Balance at end of period . . . . . . . . . . . . . .     $ 41,177,115        75,870,082        81,997,627
                                                               ============      ============      ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1997 and 1996.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock of JMB is owned, directly or indirectly, by certain of its officers, directors, members of their families, and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. (formerly known as Realty Associates-XI, L.P.), an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.- XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the Corporate General Partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG"). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investment business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997, 1996 and 1995, no cash distributions were paid to the General Partners. In 1991, the General Partners deferred distributions of $7,161 and management fees of $11,936.

     Urban Retail Properties, Co., an affiliate of the Corporate General Partner, provided property management and leasing services at the Mall of Memphis during 1997. In 1997, such affiliate earned and received property management and leasing fees amounting to $302,061. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1997 aggregating $25,117 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner of the Partnership and their affiliates may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1997, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $65,914. Cumulative amounts unpaid at December 31, 1997 were $20,739.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth above in Item 10.

     During 1997, the Partnership owned an approximate 13.7% interest in Carlyle/National City Associates ("CNCA"), an Illinois general partnership in which Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), another partnership sponsored by JMB, owned the remaining 86.3% interest in CNCA. In December 1997, CNCA sold its interest in the land, building and related improvements of the National City Center (the "Property"), an approximately 786,000 square foot office building located in Cleveland, Ohio, to BRE/City Center L.L.C. ("BRE"), a Delaware limited liability company that is affiliated with Blackstone Real Estate Advisors, L.P., ("BREA") for $82,150,000 (including mortgage indebtedness of approximately $54,278,000 secured by the Property), subject to prorations and closing costs. John G. Schreiber is (i) a director of JMB, which is the Corporate General Partner of each of the Partnership and Carlyle-XII, and (ii) a partner in the Associate General Partner of each of the Partnership and Carlyle-XII. (JMB is also the general partner of the Associate General Partner.) Mr. Schreiber and his family members, directly or indirectly, own limited partnership interests in Blackstone Real Estate Associates II L.P. and Blackstone Real Estate Holdings II L.P., through which Mr. Schreiber and his family members have an interest up to approximately 3% of the profits of BRE. Mr. Schreiber and his family members also own a limited partnership interest in BREA, through which Mr. Schreiber and his family members received a portion of the acquisition fee paid by BRE to BREA in the amount of $120,370. The price and other terms of the sale of the Property to BRE were determined by arm's-length negotiation. The decision on behalf of CNCA to sell the property to BRE was made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of each of the Partnership and Carlyle-XII, the partners in CNCA. Mr. Schreiber did not participate in JMB's decision on behalf of CNCA to sell the Property, nor did Mr. Schreiber participate in the decision on behalf of BRE to purchase the Property.


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

              4-F. Loan repayment agreement related to the first through fourth mortgage loan documents secured by the Riverfront Office Building in Cambridge Massachusetts, is incorporated by reference to Exhibit 4-F to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-10494) dated March 21, 1997.

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

              10-G. Purchase Agreement dated November 1, 1996 related to the sale of Scotland Yard Apartments - Phase I and II in Houston, Texas, by and between Carlyle Real Estate Limited Partnership-XI and FCS Realty, LLC, is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-10494) dated March 21, 1997.

              10-H. Agreement of Sale between Carlyle Real Estate Limited Partnership - XI and John Street Fee, LLC dated July 31, 1997 relating to the sale of the Partnership's interest in the 767 Third Avenue Office Building is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-10494) dated November 12, 1997.

              10-I. Purchase Agreement and Exhibits thereto between Carlyle/National City Associates and BRE/City Center, LLC dated December 3, 1997 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-10494) dated January 16, 1998.

              21.   List of Subsidiaries.

              24.   Powers of Attorney

              27.   Financial Data Schedule
              _____________

              * Previously filed in Exhibits 3-A, 3-B and 4-D to the Partnership's Report on Form 10-K for December 31, 1992 of the Securities Exchange Act of 1934 (File No. 0-10494) filed on March 19, 1993.

     (b) The following reports on Form 8K were filed since the beginning of the last quarter covered by this report.

         (i) The Partnership's Report on Form 8-K (File No. 0-10494) for October 31, 1997 (describing the Item 2 sale of the Partnership's interest in the 767 Third Avenue Office Building in New York, New York) was filed. This report was dated November 12, 1997.

         (ii) The Partnership's Report on Form 8-K (File No. 0-10494) for December 18, 1997 (describing the Item 5 sale of the National City Center office building in Cleveland, Ohio through the Partnership's unconsolidated joint venture, Carlyle/National City) was filed. The report was dated January 16, 1998.

     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                   By:     JMB Realty Corporation
                           Corporate General Partner


                           GAILEN J. HULL
                   By:     Gailen J. Hull
                           Senior Vice President
                   Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By:     JMB Realty Corporation
                           Corporate General Partner

                           JUDD D. MALKIN*
                   By:     Judd D. Malkin, Chairman and
                           Chief Financial Officer
                   Date:   March 25, 1998

                           NEIL G. BLUHM*
                   By:     Neil G. Bluhm, President and Director
                   Date:   March 25, 1998

                           H. RIGEL BARBER*
                   By:     H. Rigel Barber, Chief Executive Officer
                   Date:   March 25, 1998

                           GLENN E. EMIG*
                   By:     Glenn E. Emig, Chief Operating Officer
                   Date:   March 25, 1998


                           GAILEN J. HULL
                   By:     Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                   Date:   March 25, 1998

                           A. LEE SACKS*
                   By:     A. Lee Sacks, Director
                   Date:   March 25, 1998

                           STUART C. NATHAN*
                   By:     Stuart C. Nathan, Executive Vice President
                             and Director
                   Date:   March 25, 1998

                   *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                   By:     Gailen J. Hull, Attorney-in-Fact
                   Date:   March 25, 1998

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

10-C.       Acquisition documents related
            to the Riverfront Office Building          Yes

10-D.       Amended and Restated Promissory
            Note, between Carlyle/National
            City Center Office Building                Yes

10-E.       Acquisition documents relating
            to the purchase by the Partnership
            of the venture partner's interest
            in the Mall of Memphis                     Yes

10-F.       Purchase Agreement related to
            the Sale of the El Dorado View
            Apartments                                 Yes

10-G.       Purchase Agreement related to
            the sale of the Scotland Yard
            Apartments - Phase I and II                Yes

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                           EXHIBIT INDEX - CONTINUED

                                                    DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE        PAGE
                                                  ------------        ----

10-H.       Agreement of Sale between
            Carlyle Real Estate Limited
            Partnership - XI and John Street
            Fee LLC.                                   Yes

10-I.       Purchase Agreement and Exhibits
            thereto between Carlyle/National
            City Associates and BRE/City
            Center, LLC.                               Yes

21.         List of Subsidiaries                       No

24.         Powers of Attorney                         No

27.         Financial Data Schedule                    No