Form 10-K405/A
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1998-05-06
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                        FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1997 on Form 10-K405 as set forth in the pages attached hereto:

                           PART III

      Item 11.  Executive Compensation.  Pages 56 and 57


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



Dated:  May 6, 1998

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

     During 1997, the Partnership owned an approximate 13.7% interest in Carlyle/National City Associates ("CNCA"), an Illinois general partnership in which Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), another partnership sponsored by JMB, owned the remaining 86.3% interest in CNCA. In December 1997, CNCA sold its interest in the land, building and related improvements of the National City Center (the "Property"), an approximately 786,000 square foot office building located in Cleveland, Ohio, to BRE/City Center L.L.C. ("BRE"), a Delaware limited liability company that is affiliated with Blackstone Real Estate Advisors, L.P., ("BREA") for $82,150,000 (including mortgage indebtedness of approximately $54,278,000 secured by the Property), subject to prorations and closing costs. John G. Schreiber is (i) a director of JMB, which is the Corporate General Partner of each of the Partnership and Carlyle-XII, and (ii) a partner in the Associate General Partner of each of the Partnership and Carlyle-XII. (JMB is also the general partner of the Associate General Partner.) Mr. Schreiber and his family members, directly or indirectly, own limited partnership interests in Blackstone Real Estate Associates II L.P. and Blackstone Real Estate Holdings II L.P., through which Mr. Schreiber and his family members have an interest of up to approximately 3% of the profits of BRE. Mr. Schreiber and his family members also own a limited partnership interest in BREA, through which Mr. Schreiber and his family members received a portion of the acquisition fee paid by BRE to BREA in the amount of $120,370. The price and other terms of the sale of the Property to BRE were determined by arm's-length negotiation. The decision on behalf of CNCA to sell the property to BRE was made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of each of the Partnership and Carlyle-XII, the partners in CNCA. Mr. Schreiber did not participate in JMB's decision on behalf of CNCA to sell the Property, nor did Mr. Schreiber participate in the decision on behalf of BRE to purchase the Property.

     In addition, in July 1997 BRE/ROPA I, Inc. ("ROPA"), a Delaware real estate investment trust that is affiliated with BREA, acquired the interest of Teachers Insurance and Annuity Association of America, Inc. ("TIAA") as lender under the mortgage loan secured by the Riverfront Office Building, an approximately 340,000 square foot office building in which the Partnership owns an interest through a joint venture with an unaffiliated third party. Mr. Schreiber and his family members, directly or indirectly, through their ownership of limited partnership interests in Blackstone Real Estate Associates II L.P. and Blackstone Real Estate Holdings II L.P., have an interest of up to approximately 3% of the profits of ROPA. Mr. Schreiber and his family members, through their interest in BREA, also received a portion of the acquisition fee paid by ROPA to BREA in connection with the transaction. As a result of the transaction, ROPA is entitled to receive payments due, and otherwise exercise the rights of the lender, under the mortgage loan, including the right to receive a residual amount of approximately 50% of the proceeds from a sale of the property in excess of the lender's minimum internal rate of return amount for the loan.

Reference is made to the discussion under "Riverfront Office Building" in the Notes to Consolidated Financial Statements filed with this report for further information concerning the terms of the loan. ROPA negotiated its acquisition of the lender's interest under the mortgage loan directly with TIAA. The terms of the mortgage loan, which had an outstanding principal balance of approximately $36,000,000 at the time of the transaction, were not changed in connection with the transaction. The Partnership has had a preliminary discussion with ROPA concerning, in essence, a possible reduction of the lender's residual amount, but there is no assurance that any such reduction will be obtained.