Form 10-Q
period 1998-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1998-05-14
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
March 31, 1998                        Commission file number 0-10494



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     12



PART II    OTHER INFORMATION


Item 3.    Defaults upon Senior Securities. . . . . . . . .     14

Item 5.    Other Information. . . . . . . . . . . . . . . .     15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     16

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1998 AND DECEMBER 31, 1997
                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  4,115,070     13,840,535
  Rents and other receivables (net of allowance for
    doubtful accounts of $39,520 and $281,456 at
    March 31, 1998 and December 31, 1997, respectively) . . . . . . .           281,420        561,151
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . .         3,775,804      3,055,577
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           129,774        139,508
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         8,302,068     17,596,771
                                                                           ------------    -----------
Mortgage notes receivable (net of reserve for
 uncollectibility of $327,774). . . . . . . . . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
    Properties held for sale or disposition . . . . . . . . . . . . .        52,350,885     52,350,885
                                                                           ------------    -----------
        Total investment properties . . . . . . . . . . . . . . . . .        52,350,885     52,350,885
                                                                           ------------    -----------
Investment in unconsolidated venture, at equity . . . . . . . . . . .            59,087      4,018,588
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,838,553      1,859,513
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           207,261        227,374
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .         1,063,218      1,000,714
                                                                           ------------    -----------
                                                                           $ 65,688,767     78,921,540
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $ 44,676,002     44,676,002
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,664,954      1,883,723
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           504,629        433,712
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         2,131,617      1,174,074
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           670,776        712,576
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .        49,647,978     48,880,087
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           156,755        180,488
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        47,223,987     46,713,811
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .           158,668        167,466
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        97,187,388     95,941,852
                                                                           ------------    -----------
Deferred gain on sale of investment property. . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (13,409,991)   (13,408,309)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,123,608)    (1,116,446)
                                                                           ------------    -----------
                                                                            (14,532,599)   (14,523,755)
                                                                           ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (81,271,875)   (81,231,510)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (59,497,075)   (45,067,975)
                                                                           ------------    -----------
                                                                            (18,833,717)    (4,364,252)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .       (33,366,316)   (18,888,007)
                                                                           ------------    -----------
                                                                           $ 65,688,767     78,921,540
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  4,661,787      7,152,820
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      215,321         74,293
                                                                            ------------     ----------
                                                                               4,877,108      7,227,113
                                                                            ------------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    2,286,879      3,267,276
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           504,636
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .    2,348,838      3,580,306
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .      144,386         80,418
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .      106,963        227,044
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .      115,487        103,193
                                                                            ------------     ----------
                                                                               5,002,553      7,762,873
                                                                            ------------     ----------
                                                                                (125,445)      (535,760)

Partnership's share of operations of
  unconsolidated venture  . . . . . . . . . . . . . . . . . . . . . . . . .       20,894        166,524
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,504         52,433
                                                                            ------------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . $    (42,047)      (316,803)
                                                                            ============     ==========
        Net earnings (loss) per limited
          partnership interest. . . . . . . . . . . . . . . . . . . . . . . $       (.29)         (2.21)
                                                                            ============     ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . . . . . . . . . . . . . . . $     105.00          --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (42,047)      (316,803)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           504,636
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      106,963        227,044
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .      510,176        548,750
    Partnership's share of operations of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,894)      (166,524)
    Venture partner's share of venture's operations . . . . . . . . . . . .      (62,504)       (52,433)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      279,731       (282,770)
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .     (720,227)      (940,751)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,734        598,598
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       20,113        139,524
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (218,769)        25,414
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       70,917        (78,476)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .      957,543        132,199
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (41,800)       (44,486)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (23,733)        (9,932)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,798)        (8,043)
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .      816,405        275,947
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --          (600,397)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (86,003)      (171,326)
  Proceeds from sale of investment property . . . . . . . . . . . . . . . .    3,980,395          --
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .    3,894,392       (771,723)
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES


                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (124,458)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (14,429,100)         --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (7,162)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .  (14,436,262)      (124,458)
                                                                            ------------    -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .   (9,725,465)      (620,234)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .   13,840,535      3,697,163
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  4,115,070      3,076,929
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    819,160      2,586,327
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partner's share, for the three months ended March 31, 1998 and 1997 for these properties and for properties sold or disposed of in the past two years were $98,516 and ($401,470), respectively. In addition, the accompanying consolidated financial statements include $20,894 and $166,524, respectively, of the Partnership's share of total property operations of $152,227 and $1,213,236 for its unconsolidated property for the three months ended March 31, 1998 and 1997, respectively, which was sold in December 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          March 31,
                                    1998       1997         1998
                                  -------    -------    -------------
Property management
 and leasing fees . . . . . .     $64,052     83,945          --
Insurance commissions . . . .       1,427      --             --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      16,486     12,729        16,472
                                  -------    -------        ------
                                  $81,965     96,674        16,472
                                  =======    =======        ======

     The Corporate General Partner had deferred payment of partnership management fees of $11,936. In addition, distributions to the General Partners of the first quarter 1991 net cash flow of the Partnership aggregating $7,161 had been deferred. The General Partners and their affiliates had also deferred payment of the Partnership's share of property management and leasing fees of approximately $171,000 for the Partnership's unconsolidated venture. These amounts, which did not bear interest, were paid during the quarter ended March 31, 1998.

RIVERFRONT OFFICE BUILDING

     The Cambridge, Massachusetts market, in which the property operates, has been improving and as a result, the Partnership has recently been successful in attracting new tenants to the property. At March 31, 1998, the property is 96% occupied and 100% leased. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the Partnership would make a decision whether to commit additional funds to this investment property based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. The amount of liquidity this investment property can provide to the Partnership is dependent on the property's value and the satisfaction of certain preference levels to the unaffiliated venture partner pursuant to the joint venture agreement.

     The restructured loan secured by the building and improvements provides for participating interest whereby the lender is entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) of approximately 50% of the proceeds from a sale of the property in excess of such minimum internal rate of return. In April 1998, the Partnership had a preliminary discussion with the lender concerning, in essence, a possible reduction of the lender's residual amount, but there is no assurance that any such reduction will be obtained.

     The restructured loan requires that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. In this regard, in July 1997, $451,409 of escrowed funds was applied by the lender against the outstanding mortgage loan balance and, in October 1997, $615,271 of escrowed funds was released by the lender to cover leasing costs and other capital projects at the property. The agreement further prohibits the venture owning the property from distributing excess cash flow after full funding of the escrow accounts. Such excess funds are to be retained and utilized for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender prior to withdrawing escrow deposits.

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, if the property produces certain levels of gross receipts (as defined by the restructured loan) for the years 1998 through 2003, the restructured loan allows for partial payments of ground rent to be reinstated beginning in 1998. Based on current projections, the venture does not expect ground rent payments to resume in 1998. The ground lessor is a general partner of the venture partner. At March 31, 1998, the total amount of deferred and accrued ground lease expense is approximately $888,600.

MALL OF MEMPHIS

     Occupancy at the property is 74% at March 31, 1998. The mall has experienced a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidating. In addition, the property has been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continue to perform well, overall tenant sales at the property have continued to decline. Due to poor sales performances, many tenants are electing not to renew their leases or are renewing at lower rates. Several other tenants whose leases are not due to expire in the near term have approached the Partnership seeking rent relief. The Partnership has granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow has been decreasing and is expected to decline further in the future.

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership has therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. At March 31, 1998, these notes had an aggregate principal balance of $39,676,002 and accrued but unpaid interest of approximately $1,369,000. As a result, the Partnership is in default and these mortgage notes have been classified as current in the accompanying consolidated financial statements. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow before proceeding to realize on its security in the property. As of the date of this report, the Partnership has recouped its 1997 advance, and therefore, the Partnership expects the lender to proceed to realize on its security during the third quarter of 1998. This would result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds in 1998.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1997 in the amount of $300,000 on a recourse basis. As of the date of this report, the Partnership has not made the debt service payment, including such guaranteed amount. As a result, the Partnership is in default and the $5,000,000 note payable has been classified as current in the accompanying consolidated financial statements. Due to provisions of the associated underlying agreements, the former venture partner may generally only realize upon its security (its former partnership interest in the joint venture) in the event of default by the Partnership. However, concerning such June 1997 payment, it is possible that the former venture partner may attempt to exercise its remedies against the Partnership's other assets respecting the guaranteed amount.

NATIONAL CITY CENTER

     On December 18, 1997, the venture sold the National City Center Office Building. As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore was no longer subject to continued depreciation. The sale price of the land and improvements was $82,150,000.

Cash proceeds, after selling costs and the $54,277,977 mortgage assumed by the purchaser, were $26,371,722 of which the Partnership's share was $3,619,652. As a result of the sale, the Partnership recognized a gain of $2,960,265 for financial reporting purposes and a gain of $7,764,780 for Federal income tax purposes in 1997. In connection with the sale of this property and as is customary in such transactions, the venture agreed to certain representations, warranties and covenants with a stipulated survival period which expires December 17, 1998. Although it is not expected, the venture and the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and shall in no event exceed $2,000,000 in aggregate of which the Partnership's share is approximately $275,000.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1997, some of the Holders of Interests in the Partnership received from an unaffiliated third party unsolicited tender offers, each to purchase up to 4.5% of the Interests in the Partnership at between $50 and $75 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired.

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

     As of the date of this report, the Partnership is aware that 2.49% of the Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1998, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $4,115,000. Such funds are available for working capital requirements. Based upon current market conditions, the Partnership has decided not to commit any additional amounts to the Mall of Memphis which is incurring operating deficits. This will result in the Partnership no longer having an ownership interest in such property. Such decision will result in a gain to the Partnership for financial reporting and Federal income tax purposes, with no corresponding distributable proceeds, in 1998.

     Although the Partnership is hopeful it will be able to distribute sale proceeds from the disposition of the Riverfront Office Building, the Limited Partners are expected to receive less than their full original investment from all sources. After reviewing the remaining properties and the marketplace in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is primarily due to the Partnership's February 1998 distribution of $14,429,100 ($105 per Interest) to the Holders of Interests of proceeds from the 1997 sales of the National City Center Office Building and the Partnership's interest in the 767 Third Avenue Office Building, partially offset by the Partnership's receipt in February 1998 of approximate $3,980,000 in proceeds from the 1997 sale of the National City Center Office Building.

     The decrease in rents and other receivables at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of receipts of rental income at Mall of Memphis.

     The increase in escrow deposits and restricted funds at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the Riverfront Office Building and deposits of 1998 net cash flow generated by the Riverfront Office Building into escrow as required by the underlying lender.

     The decrease in investment in unconsolidated venture, at equity, at March 31, 1998 as compared to December 31, 1997 is due to the receipt in February 1998 of approximately $3,980,000 in proceeds from the 1997 sale of the National City Center Office Building.

     The increase in unearned rents at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of receipts of rental income at the Riverfront Office Building.

     The increase in accrued interest at March 31, 1998 as compared to December 31, 1997 is primarily due to the Partnership's suspension of payment of debt service on the first, second and third mortgage notes secured by the Mall of Memphis effective January 1, 1998 (as discussed in the Notes).

     The increase in long-term debt, less current portion at March 31, 1998 as compared to December 31, 1997 is due to the recording of interest accruals pursuant to the terms of the restructured mortgage loan secured by the Riverfront Office Building.

     The decreases in rental income, mortgage and other interest, property operating expenses, and amortization of deferred expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the sale of the Partnership's interest in the 767 Third Avenue Office Building on October 31, 1997.

     The increase in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the temporary investment of the approximately $11,000,000 in proceeds from the 1997 sale of the Partnership's interest in the 767 Third Avenue Office Building until the February 28, 1998 distribution of such proceeds to the Holders of Interests.

     The decrease in depreciation expense for the three months ended
March 31, 1998 as compared to the three months ended March 31, 1997 is due to the Mall of Memphis being classified as of July 1, 1997 as held for sale or disposition and is therefore no longer subject to continued depreciation as of the date of such classification.

     The increase in professional services for the three months ended March 31, 1998 as compared to March 31, 1997 is primarily due to fees incurred in the suit against the lender of the Yerba Buena Office Building for breach of its obligations, as more fully discussed above, as well as legal costs associated with collection of amounts due from certain tenants at the 767 Third Avenue Office Building.

     The decrease in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1998 as compared to March 31, 1997 is due to the sale of the National City Center Office Building in December 1997. The Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1998 is primarily the Partnership's share of interest income earned by the venture on the sale proceeds prior to the venture's distribution to the Partnership of its share of such proceeds in February 1998.



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


     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Mall of Memphis
     Memphis, Tennessee . . . .     73%        73%       75%       75%      74%
2.  Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . . .     90%        90%       98%      100%      96%




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998