Form 10-Q
period 1998-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1998-08-14
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
June 30, 1998                         Commission file number 0-10494



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

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1998 AND DECEMBER 31, 1997
                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  3,405,589     13,840,535
  Rents and other receivables (net of allowance for
    doubtful accounts of $217,017 and $281,456 at
    June 30, 1998 and December 31, 1997, respectively). . . . . . . .           162,707        561,151
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . .         5,079,311      3,055,577
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            62,767        139,508
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         8,710,374     17,596,771
                                                                           ------------    -----------
Mortgage notes receivable (net of reserve for
 uncollectibility of $327,774). . . . . . . . . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
    Properties held for sale or disposition . . . . . . . . . . . . .        53,019,738     52,350,885
                                                                           ------------    -----------
        Total investment properties . . . . . . . . . . . . . . . . .        53,019,738     52,350,885
                                                                           ------------    -----------
Investment in unconsolidated venture, at equity . . . . . . . . . . .            76,400      4,018,588
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,958,596      1,859,513
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           187,157        227,374
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .         1,177,620      1,000,714
                                                                           ------------    -----------
                                                                           $ 66,997,580     78,921,540
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $ 44,676,002     44,676,002
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,883,989      1,883,723
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           308,834        433,712
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         3,254,492      1,174,074
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           656,796        712,576
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .        50,780,113     48,880,087
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           144,256        180,488
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        47,746,591     46,713,811
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .           149,671        167,466
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .        98,820,631     95,941,852
                                                                           ------------    -----------
Deferred gain on sale of investment property. . . . . . . . . . . . .         1,867,695      1,867,695
                                                                           ------------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (13,422,968)   (13,408,309)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,123,608)    (1,116,446)
                                                                           ------------    -----------
                                                                            (14,545,576)   (14,523,755)
                                                                           ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (81,583,328)   (81,231,510)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (59,497,075)   (45,067,975)
                                                                           ------------    -----------
                                                                            (19,145,170)    (4,364,252)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .       (33,690,746)   (18,888,007)
                                                                           ------------    -----------
                                                                           $ 66,997,580     78,921,540
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .  $  4,522,131     6,789,238     9,183,918    13,942,058
  Interest income . . . . . . . . . . . . . . .        51,928       297,880       267,249       372,173
                                                 ------------   -----------   -----------   -----------
                                                    4,574,059     7,087,118     9,451,167    14,314,231
                                                 ------------   -----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .     2,268,291     3,262,224     4,555,170     6,529,500
  Depreciation. . . . . . . . . . . . . . . . .         --          504,686         --        1,009,322
  Property operating expenses . . . . . . . . .     2,381,883     3,894,746     4,730,721     7,475,052
  Professional services . . . . . . . . . . . .       135,193        92,031       279,579       172,449
  Amortization of deferred expenses . . . . . .       133,441       266,239       240,404       493,283
  General and administrative. . . . . . . . . .       111,395       164,760       226,882       246,488
  Provision for value impairment. . . . . . . .         --       13,143,000         --       13,143,000
                                                 ------------   -----------   -----------   -----------
                                                    5,030,203    21,327,686    10,032,756    29,069,094
                                                 ------------   -----------   -----------   -----------
                                                     (456,144)  (14,240,568)     (581,589)  (14,754,863)
Partnership's share of operations of
  unconsolidated venture  . . . . . . . . . . .        17,312       129,911        38,206       296,435
Venture partner's share of ventures'
  operations. . . . . . . . . . . . . . . . . .       114,402       100,737       176,906       228,821
                                                 ------------   -----------   -----------   -----------
        Net earnings (loss) . . . . . . . . . .  $   (324,430)  (14,009,920)     (366,477)  (14,229,607)
                                                 ============   ===========   ===========   ===========
        Net earnings (loss) per limited
          partnership interest. . . . . . . . .  $      (2.27)       (97.87)        (2.56)       (99.41)
                                                 ============   ===========   ===========   ===========
        Cash distributions per limited
          partnership interest. . . . . . . . .  $      --            --           105.00         --
                                                 ============   ===========   ===========   ===========

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (366,477)   (14,229,607)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         1,009,322
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      240,404        493,283
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    1,032,780      1,110,868
    Partnership's share of operations of unconsolidated venture . . . . . .      (38,206)      (296,435)
    Venture partner's share of venture's operations . . . . . . . . . . . .     (176,906)      (228,821)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .        --        13,143,000
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      398,444         68,402
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .   (2,023,734)       (61,709)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       76,741         38,977
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       40,217        (54,343)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          266        595,132
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (124,878)      (104,270)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,080,418        323,989
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (55,780)         3,541
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (36,232)        (8,182)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,795)       (16,268)
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .    1,029,262      1,786,879
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (668,853)      (998,641)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .     (339,487)      (639,619)
  Proceeds from sale of investment property . . . . . . . . . . . . . . . .    3,980,394          --
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .    2,972,054     (1,638,260)
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES


                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (252,123)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (14,429,100)         --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (7,162)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .  (14,436,262)      (252,123)
                                                                            ------------    -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  (10,434,946)      (103,504)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .   13,840,535      3,697,163
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  3,405,589      3,593,659
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  1,441,972      5,094,643
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                        JUNE 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partner's share, for the six months ended June 30, 1998 and 1997 for these properties and for properties sold or disposed of in the past two years were $78,727 and ($14,486,767), respectively. In addition, the accompanying consolidated financial statements include $38,206 and $296,435, respectively, of the Partnership's share of total property operations of $278,359 and $2,159,730 for its unconsolidated property for the six months ended June 30, 1998 and 1997, respectively, which was sold in December 1997.

     Certain amounts in the 1997 Consolidated Financial Statements have been reclassified in order to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          June 30,
                                   1998        1997         1998
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $121,368    163,314         --
Insurance commissions . . . .      31,374     31,597         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      32,957     25,458        28,450
                                 --------    -------        ------
                                 $185,699    220,369        28,450
                                 ========    =======        ======

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

RIVERFRONT OFFICE BUILDING

     The Cambridge, Massachusetts market, in which the property operates, has been improving and as a result, the Partnership has recently been successful in attracting new tenants to the property. At June 30, 1998, the property is 100% occupied. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the Partnership would make a decision whether or not to commit additional funds to this investment property based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. The amount of liquidity this investment property can provide to the Partnership is dependent on the property's value and the satisfaction of certain preference levels to the unaffiliated venture partner pursuant to the joint venture agreement.

     The restructured loan secured by the building and improvements provides for participating interest whereby the lender is entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) of approximately 50% of the proceeds from a sale of the property in excess of such minimum internal rate of return. During the quarter, the Partnership has continued its discussions with the lender concerning, in essence, a possible reduction of the lender's residual amount, but there is no assurance that any such reduction will be obtained.

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

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, if the property produces certain levels of gross receipts (as defined by the restructured loan) for the years 1998 through 2003, the restructured loan allows for partial payments of ground rent to be reinstated beginning in 1998. Based on current projections, the venture does not expect ground rent payments to resume in 1998. The ground lessor is a general partner of the venture partner. At June 30, 1998, the total amount of deferred and accrued ground lease expense is approximately $928,700.

     The joint venture is currently preparing to market the property for sale. There can be no assurance that a sale will be finalized.

MALL OF MEMPHIS

     Occupancy at the property is 74% at June 30, 1998. The mall has experienced a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidating. In addition, the property has been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continue to perform well, overall tenant sales at the property have continued to decline. Due to poor sales performances, many tenants are electing not to renew their leases or are renewing at lower rates. Several other tenants whose leases are not due to expire in the near term have approached the Partnership seeking rent relief. The Partnership has granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow has been decreasing and is expected to decline further in the future.

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership has therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. At June 30, 1998, these notes had an aggregate principal balance of $39,676,002 and accrued but unpaid interest of approximately $2,392,000. As a result, the Partnership is in default and these mortgage notes have been classified as current in the accompanying consolidated financial statements. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow before proceeding to realize on its security in the property. As of the date of this report, the Partnership has recouped its 1997 advance and has remitted $1,072,378 to the lender representing property cash flow for the six months ended June 30, 1998. Such cash flow payment was net of repayment of the Partnership's 1997 advance and estimated future property operating deficits related to real estate tax obligations. Accordingly, as of June 30, 1998, the Partnership has classified all property cash as restricted. The Partnership expects the lender to proceed to realize on its security during the third or fourth quarter of 1998. This will result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds in 1998.

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

YERBA BUENA OFFICE BUILDING

     In June 1992, title to the Yerba Buena Office Building in San Francisco, California was transferred to the lender by the joint venture (a partnership comprised of the Partnership, two other limited partnerships sponsored by the Partnership's Corporate General Partner and four unaffiliated limited partners). In return for a smooth transition of title and management of the property, the joint venture negotiated the right to share in future sales proceeds, if any, above certain specified levels. In addition, the joint venture had a right of first opportunity to purchase the property during the time frame of June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property to an unaffiliated third party during 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms it was sold for.
The joint venture filed a suit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture currently intends to appeal the court's order dismissing the lawsuit. There is no assurance that such an appeal will be successful or that the joint venture will recover any amounts in connection with the lawsuit.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

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

     At June 30, 1998, the Partnership had cash and cash equivalents of approximately $3,406,000. Such funds are available for working capital requirements. Based upon current market conditions, the Partnership has decided not to commit any additional amounts to the Mall of Memphis which is incurring operating deficits. This will result in the Partnership no longer having an ownership interest in such property. Such decision will result in a gain to the Partnership for financial reporting and Federal income tax purposes, with no corresponding distributable proceeds, in 1998.

     Although the Partnership is hopeful it will be able to distribute sale proceeds from the disposition of the Riverfront Office Building, the Limited Partners are expected to receive less than their full original investment from all sources. After reviewing the remaining properties and the marketplace in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. If during 1998 the Partnership is successful in selling the Riverfront Office Building and the underlying lender realizes upon its security in the Mall of Memphis and all legal actions against the lender of the Yerba Buena Office Building are resolved, the Partnership intends to wind up its affairs and liquidate by year end 1998. As there can be no assurance that all of these events will occur in 1998, the affairs of the Partnership would be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is primarily due to the Partnership's February 1998 distribution of $14,429,100 ($105 per Interest) to the Holders of Interests of proceeds from the 1997 sales of the National City Center Office Building and the Partnership's interest in the 767 Third Avenue Office Building, partially offset by the Partnership's receipt in February 1998 of approximate $3,980,000 in proceeds from the 1997 sale of the National City Center Office Building.

     The decrease in rents and other receivables at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of receipts of rental income at Mall of Memphis.

     The increase in escrow deposits and restricted funds at June 30, 1998 as compared to December 31, 1997 is primarily due to (i) the Partnership's classification in 1998 of all property cash at the Mall of Memphis as restricted and (ii) the timing of payment of real estate taxes at the Riverfront Office Building and deposits of 1998 net cash flow generated by the Riverfront Office Building into escrow as required by the underlying lender, partially offset by the May 1998 withdrawal by the Partnership of interest earned to date on a $1,000,000 escrow account that was established in March 1993 as security for any undiscovered environmental issues as required by the lender for the Mall of Memphis.

     The decrease in prepaid expenses at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of property insurance premiums at the Mall of Memphis.

     The increases in properties held for sale or disposition and deferred expenses at June 30, 1998 as compared to December 31, 1997 is primarily due to tenant improvements and commissions paid related to leasing activity at the Riverfront Office Building during 1998.

     The increase in venture partner's deficit in venture at June 30, 1998 as compared to December 31, 1997 is due to the allocation of 1998 operating losses to the Partnership's venture partner in the Riverfront Office Building.

     The decrease in investment in unconsolidated venture, at equity, at June 30, 1998 as compared to December 31, 1997 is due to the receipt in February 1998 of approximately $3,980,000 in proceeds from the 1997 sale of the National City Center Office Building.

     The decrease in unearned rents at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of receipts of rental income at the Mall of Memphis.

     The increase in accrued interest at June 30, 1998 as compared to December 31, 1997 is primarily due to the Partnership's suspension of payment of debt service on the first, second and third mortgage notes secured by the Mall of Memphis effective January 1, 1998 (as discussed in the Notes).

     The increase in long-term debt, less current portion at June 30, 1998 as compared to December 31, 1997 is due to the recording of interest accruals pursuant to the terms of the restructured mortgage loan secured by the Riverfront Office Building.

     The decreases in rental income, mortgage and other interest, property operating expenses, and amortization of deferred expenses for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the sale of the Partnership's interest in the 767 Third Avenue Office Building on October 31, 1997.

     The decrease in interest income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to interest received in June 1997 as part of a settlement of past due rental obligations with a former tenant at the 767 Third Avenue Office Building, partially offset by the temporary investment of the approximately $11,000,000 in proceeds from the 1997 sale of the Partnership's interest in the 767 Third Avenue Office Building until the February 28, 1998 distribution of such proceeds to the Holders of Interests.

     The decrease in depreciation expense for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due to the Mall of Memphis being classified as of July 1, 1997 as held for sale or disposition and is therefore no longer subject to continued depreciation as of the date of such classification.

     The increase in professional services for the three and six months ended June 30, 1998 as compared to June 30, 1997 is primarily due to fees incurred in the suit against the lender of the Yerba Buena Office Building for breach of its obligations, as more fully discussed above, as well as legal costs associated with collection of amounts due from certain tenants at the 767 Third Avenue Office Building.

     The $13,143,000 provision for value impairment for the three and six months ended June 30, 1997 is due to the Partnership's recording, as of June 1997, a provision for value impairment of the Mall of Memphis investment property.

     The decrease in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1998 as compared to June 30, 1997 is due to the sale of the National City Center Office Building in December 1997. The Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1998 is primarily the Partnership's share of interest income earned by the venture on the sale proceeds prior to the venture's distribution to the Partnership of its share of such proceeds in February 1998.

     The decrease in venture partner's share of ventures' operations for the six months ended June 30, 1998 as compared to the six months ended
June 30, 1997 is primarily due to a decrease in operating losses at the Riverfront Office Building in 1998 due to an increase in property occupancy and rental income, partially offset by a decrease in operating income at the 767 Third Avenue office building due to the receipt of interest income in June 1997 as part of a settlement of past due rental obligations with a former tenant. The increase in venture partner's share of ventures' operations for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is due to a decrease in operating income at the 767 Third Avenue Office Building due to the receipt of interest income in June 1997, as discussed above.



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

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Mall of Memphis
     Memphis, Tennessee . . . .     73%        73%       75%       75%      74%     74%

2.  Riverfront Office Building
     Cambridge, Massachusetts .     90%        90%       98%      100%      96%    100%




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998