Form 10-K405
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1999-03-30
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1998              Commission file number 0-10494



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

                           TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   8

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   8


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  15

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  23

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  24

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  54


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  54

Item 11.     Executive Compensation . . . . . . . . . . .  57

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  59

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  60


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  60


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  63

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

     The Partnership has made the real property investments set forth in the following table:

                                                      SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1998,
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
                               sq.ft.                                            improvements (through joint
                                                                                 venture partnership)
                                                                                 (d)(f)(g)
 8.  767 Third Avenue
     Office Building
     New York, New York       284,000      9/30/81         10/31/97              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnership)
                                                                                 (c)(d)





                                                      SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1998,
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




                                                      SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1998,
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





-----------------------

  (a) The computation of this percentage for properties held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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



     The Partnership's real property investments are subject to competition from similar types of properties in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, with respect to the Mall of Memphis, the Partnership is in competition for new tenants in a market where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its remaining investment properties. Approximate occupancy levels for the properties are set forth on a quarterly basis in the table set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant mix, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the two remaining investment properties held at December 31, 1998 are adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1998.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:

                                                             1997                      1998
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. Mall of Memphis
     Memphis, Tennessee (A) .  Retail                82%   81%    85%    89%   86%    86%   79%    75%

2. Riverfront Office
     Building
     Cambridge,
     Massachusetts. . . . . .  Insurance/Soft-       90%   90%    98%   100%   96%   100%   97%    98%
                               ware Development

--------------------

     (A)  Occupancy levels include temporary tenants.

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

     There were no matters submitted to a vote of security holders during 1998 and 1997.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 14,099 record holders of the 137,415 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1998          1997           1996         1995          1994
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 18,753,207    25,209,762    33,059,440    35,760,756    36,744,939
                           ============  ============  ============  ============  ============
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties
 or interest in invest-
 ment property and
 extraordinary items. . .  $   (725,993)  (15,489,395)  (14,103,120)   (4,190,895)   (8,831,339)
Gains on sale or disposi-
 tion of investment
 properties or interest
 in investment property,
 net of venture partner's
 share. . . . . . . . . .       400,000    10,705,403    13,480,719         --        4,693,546
Extraordinary items . . .         --            --        1,180,286         --            --
                           ------------  ------------  ------------  ------------  ------------
     Net earnings (loss).  $   (325,993)   (4,783,992)      557,885    (4,190,895)   (4,137,793)
                           ============  ============  ============  ============  ============

Net earnings (loss) per
 limited partnership
 interest (b):
   Earnings (loss) before
     gains on sale or
     disposition of
     investment properties
     or interest in invest-
     ment property and
     extraordinary items.  $      (5.07)      (108.21)       (98.52)       (29.27)       (61.68)




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                          DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994 - CONTINUED


                                1998         1997          1996           1995         1994
                          ------------- -------------   -----------  ------------  ------------

   Gains on sale or dis-
    position of investment
    properties or interest
    in investment property,
    net of venture
    partner's share . . .          2.88         77.13         97.12         --            33.80
   Extraordinary items. .         --            --             8.50         --            --
                           ------------  ------------  ------------  ------------  ------------
     Net earnings (loss).  $      (2.19)       (31.08)         7.10        (29.27)       (27.88)
                           ============  ============  ============  ============  ============
Total assets. . . . . . .  $ 66,082,605    78,921,540   127,569,676   154,431,514   151,349,909
Long-term debt. . . . . .  $ 53,830,304    46,713,811   130,058,240   128,508,546   108,263,135
Cash distributions
 per Interest (c) . . . .  $     105.00         --            --            --           --
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1998



Property
--------

Mall of Memphis    a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 (excluding percentage rent) for each of the last five years were as follows:

                                                  GLA
                                                Occupancy           Avg. Base Rent Per
                         December 31,             Rate              Square Foot (2)
                         ------------          ----------           ------------------

                               1994 . . . . .      85%                 $14.31
                               1995 . . . . .      79%                  14.02
                               1996 . . . . .      75%                  15.52
                               1997 . . . . .      89% (1)               9.15
                               1998 . . . . .      75% (1)              11.91

                   (1) Includes temporary tenants.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

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
                          (Department Store)

                   c)     The following table sets forth as of December 31, 1998 certain information with respect to the expiration of leases for the next ten years at the Mall of Memphis:

                                                                            Annualized        Percent of
                                             Number of      Approx. Total   Base Rent         Total 1998
                          Year Ending        Expiring       GLA of Expiring of Expiring       Base Rent
                          December 31,       Leases            Leases       Leases (1)        Expiring
                          ------------       --------       --------------- -----------       -----------

                          1999                    8            12,000         221,990            5.1%
                          2000                    8            17,000         408,978            9.4%
                          2001                   11            49,000         535,838           12.4%
                          2002                   13            18,000         539,143           12.4%
                          2003                    8            13,000         336,498            7.8%
                          2004                    7            17,000         450,293           10.4%
                          2005                    4            16,000         327,708            7.6%
                          2006                    7            28,000         605,282           14.0%
                          2007                    1             2,000          86,520            2.0%
                          2008                    2             9,000         131,437            3.0%

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



Property
--------

Riverfront
Office Building    a)     The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 (excluding percentage rent) for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                          December 31,         Occupancy Rate       Square Foot (1)
                          ------------         --------------       ------------------

                               1994 . . . . .       95%                 17.83
                               1995 . . . . .       99%                 18.11
                               1996 . . . . .       85%                 20.03
                               1997 . . . . .      100%                 18.68
                               1998 . . . . .       98%                 23.13

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option
                          -------------------      -----------  ---------  --------------- --------------
                          Pegasystems              92,762       2,376,137  05/03           NA
                          Icube                    35,688         818,761  11/01           NA
                          Mathsoft                 23,350         350,250  10/04           NA
                          Mathsoft, Inc.           11,212         168,180  10/99           NA
                          Perot Systems            57,507       1,475,055  08/02           NA
                          Weber Group              23,605         487,973  02/00           NA
                          Weber Group              12,543         313,575  03/02           NA
                          Risk Management
                          Foundation               35,038       1,003,613  06/02           NA


                   c)     The following table sets forth as of December 31, 1998 certain information with respect to the expiration of leases for
                          the next ten years at the Riverfront Office Building:

                                                                            Annualized        Percent of
                                           Number of         Approx. Total  Base Rent         Total 1998
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases               Leases      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                          1999                 1               11,000         168,180            2.2%
                          2000                 2               24,000         490,473            6.3%
                          2001                 8               53,000       1,160,169           14.9%
                          2002                 5              126,000       3,313,074           42.7%
                          2003                 3              105,000       2,808,444           36.2%
                          2004                 1               23,000         350,250            4.5%
                          2005               --                 --             --              --
                          2006               --                 --             --              --
                          2007               --                 --             --              --
                          2008               --                 --             --              --


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

     In January 1998, an unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer sought to purchase up to 4.5% of the Interests in the Partnership at $110 per Interest. The Special Committee recommended against acceptance of the offer on the basis that, among other things, the offer price was inadequate. This offer expired in February 1998.

     The Partnership is also aware that, in November 1998, an unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer sought to purchase up to 4.7% of the Interests in the Partnership at $20 per Interest. The Special Committee recommended against acceptance of the offer on the basis that, among other things, the offer price was inadequate. This offer expired in December 1998.

     As of the date of this report, the Partnership is aware that 4.39% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1998, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,240,000. Such funds are available for working capital requirements. The Partnership and its consolidated ventures have currently budgeted in 1999 approximately $1,235,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1999 is currently budgeted to be approximately $618,000. Actual amounts expended in 1999 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Mall of Memphis investment property currently operates in an overbuilt market that is characterized by decreasing occupancy and reduced rent levels. Such competitive conditions had resulted in net cash flow deficits at the property. The lender was unwilling to grant an acceptable loan modification to cover any future net operating deficits. In addition, as more fully discussed below, the Partnership has decided not to commit any additional amounts to the property to cover such deficits and, therefore, suspended the payment of required debt service effective January 1, 1998. As a result, the Partnership does not consider the Mall of Memphis to be a source of future liquidity. The source of capital for future short-term and long-term liquidity and distributions to partners is dependent upon the sale of the Partnership's interest in the Riverfront investment property. In such regard, reference is made to the Partnership's property specific discussions below and also the Partnership's disclosure of its remaining property lease expirations in Item 6. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership continues to suspend operating distributions to the Limited and General Partners.

     Based upon current market conditions, the Partnership has decided not to commit any additional amounts to the Mall of Memphis which had been incurring net operating deficits. As more fully discussed below, the underlying lender is expected to realize on its security during the second quarter of 1999. This will result in the Partnership no longer having an ownership interest in such property. Such decision will result in a gain to the Partnership for financial reporting and Federal income tax purposes, with no corresponding distributable proceeds.

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

     Riverfront Office Building

     The Cambridge, Massachusetts market, in which the property operates, has been improving. As a result, the venture has recently been successful in attracting new tenants to the property such that as of December 31, 1998, the property is 98% occupied and 100% leased. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the Partnership would make a decision to commit additional funds to this investment property based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. As discussed below, the amount of liquidity this investment property can provide to the Partnership is dependent on the property's value and the satisfaction of certain preference levels to the unaffiliated venture partner pursuant to the joint venture agreement and/or the successful consummation of an agreement in principle to dispose of the Partnership's interest in the property.

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

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, if the property produces certain levels of gross receipts (as defined by the restructured loan) for the years 1998 through 2003, the restructured loan allows for partial payments of ground rent to be reinstated. Ground rent payments did not resume in 1998 and, based on current projections, the venture does not expect ground rent payments to resume in 1999. The ground lessor is a general partner of the venture partner. At December 31, 1998, the total amount of deferred and accrued ground lease expense is approximately $1,020,000.

     The joint venture has been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner have reached an agreement in principle to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, which includes the underlying lender. If the agreement is consummated, the Partnership will receive $9,300,000 and the venture partner will receive $454,545 as well as interests in the new joint venture in exchange for their respective interests in the property. In addition, the existing joint venture will no longer be liable for the underlying mortgage debt (approximately $48,830,000 at December 31, 1998). There can be no assurances that the Partnership's interest in the property will be transferred under the terms of the agreement in principle or under any other terms. However, if the Partnership is successful in transferring its interest in the property under the terms of the agreement in principle, the Partnership would no longer have an ownership interest in the property and would recognize a significant gain for financial reporting and Federal income tax purposes with approximately $9,300,000 (less transaction costs) in distributable proceeds in 1999.

     The property has been considered held for sale or disposition as of December 31, 1996, and therefore, is no longer subject to continued depreciation.

     Mall of Memphis

     Occupancy of the property was 75% at December 31, 1998. The mall has experienced a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidating. In addition, the property has been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continue to perform well, overall tenant sales at the property have continued to decline. Due to poor sales performances, many tenants are electing not to renew their leases or are renewing at lower rates. Many other tenants whose leases are not due to expire in the near term have approached the Partnership seeking rent relief. The Partnership has granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow has been decreasing and is expected to decline further in the future.

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership has therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. At December 31, 1998, these notes had an aggregate principal balance of $39,676,002 and accrued but unpaid interest of approximately $2,746,000. As a result, the Partnership is in default and these mortgage notes have been classified as current in the accompanying consolidated financial statements. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow before proceeding to realize on its security in the property. As of the date of this report, the Partnership has recouped its 1997 advance and has remitted $2,748,958 to the lender representing property cash flow for the year ended December 31, 1998. Such cash flow payments were net of repayment of the Partnership's 1997 advance and estimated future operating deficits related to real estate tax obligations. Accordingly, the Partnership has classified all property cash as restricted at December 31, 1998. The Partnership expects the lender to proceed to realize on its security during the second quarter of 1999. This would result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds in 1999.

     Pursuant to the terms of the note payable to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1997 in the amount of $300,000. The Partnership made the June 1, 1997 guaranteed debt service payment in December 1998. However, the Partnership had been in default until December 1998 and the $5,000,000 note payable was classified as current in the accompanying consolidated financial statements at December 31, 1997.

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

     Yerba Buena Office Building

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal. In addition, the former lender has filed an action against the joint venture for fees expended in the litigation. In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. As of the date of this report, the joint venture does not anticipate reimbursing the former lender for fees expended in the litigation. There can be no assurance that the litigation will ultimately be successful or that the Partnership will ultimately realize any amounts (or avoid any further payments) with respect thereto. If the joint venture is unable to negotiate a settlement in such lawsuit, the Partnership may elect to contribute its share of the outstanding judgment for the lender's legal fees and then withdraw from the joint venture. Such election would be based upon, among other things, a determination by the Partnership that the expected gain from litigation, taking into account the prospects for success, would likely be insufficient to offset the costs of operating the Partnership through a lengthy appeal process.

     National City Center

     On December 18, 1997, the Carlyle/National City joint venture sold the land and related improvements of the National City Center office building for $82,150,000. Reference is made to the Notes for a further description of such event.

     General

     There are certain risks associated with the Partnership's investment made through joint venture including the possibility that the Partnership's joint venture partners in the investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although the Partnership is hopeful it will be able to distribute sale proceeds from the disposition of the Riverfront office building, the Limited Partners are expected to receive significantly less than their full original investment from all sources. After reviewing the remaining properties and the marketplace in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable. In such regard, the Partnership has classified its remaining investment properties as held for sale or disposition, as discussed above. Therefore, other than some modest reserves for certain typical representations and warranties expected to be made in conjunction with the disposition of the Partnership's interest in the Riverfront Office Building, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 1998 as compared to December 31, 1997 is primarily due to the Partnership's February 1998 distribution of $14,429,000 ($105 per Interest) to the Holders of Interests of proceeds from the 1997 sales of the National City Center Office Building and the Partnership's interest in the 767 Third Avenue Office Building, partially offset by the Partnership's receipt in February 1998 of approximately $3,980,000 in proceeds from the 1997 sale of the National City Center Office Building.

     The decrease in rents and other receivables at December 31, 1998 as compared to December 31, 1997 is primarily due to the increase in the allowance for doubtful accounts at Mall of Memphis due to several tenants vacating their space during 1998 prior to their scheduled lease expirations and a decrease in 1998 in interest receivable on the Partnership's investment of cash on hand due to the February 1998 distribution of $14,429,000 to the Holders of Interests discussed above.

     The increase in escrow deposits and restricted funds at December 31, 1998 as compared to December 31, 1997 is primarily due to (i) the Partnership's classification in 1998 of all property cash at the Mall of Memphis as restricted and (ii) the deposits of 1998 net cash flow at the Riverfront Office Building into escrow as required by the underlying lender, partially offset by (iii) the May 1998 withdrawal by the Partnership of interest earned to date on a $1,000,000 escrow account that was established in March 1993 as security for any undiscovered environmental issues as required by the lender for the Mall of Memphis.

     The decrease in mortgage notes receivable and the corresponding decrease in deferred gain on sale of investment properties at December 31, 1998 as compared to December 31, 1997 is due to the collection in the fourth quarter of 1998 of $400,000 representing the final settlement on a $3,000,000 note receivable and the final determination by the Partnership that past due or future amounts due on a $750,000 note receivable are uncollectible as discussed more fully in the Notes.

     The increase in properties held for sale or disposition at December 31, 1998 as compared to December 31, 1997 is primarily due to tenant improvements related to leasing activity at the Riverfront Office Building during 1998.

     The decrease in investment in unconsolidated venture, at equity, at December 31, 1998 as compared to December 31, 1997 is due to the receipt in 1998 of approximately $4,061,000 in proceeds from the December 1997 sale of the National City Center Office Building and the Partnership's share of operations until expiration of the warranty period in December 1998 as discussed in the Notes.

     The decrease in accrued rents receivable at December 31, 1998 as compared to December 31, 1997 is primarily due to tenants at the Mall of Memphis vacating their space during 1998 prior to their scheduled lease expirations.

     The increase in venture partner's deficit in venture at December 31, 1998 as compared to December 31, 1997 is primarily due to the allocation of 1998 operating losses to the Partnership's venture partner in the Riverfront Office Building.

     The decrease in current portion of long-term debt and the corresponding increase in long-term debt, less current portion at December 31, 1998 as compared to December 31, 1997 is due to the reclassification of the promissory note payable to the Partnership's former venture partner in the Mall of Memphis to long-term debt during 1998 due to the Partnership's payment in 1998 of past due interest on the note. The increase in long-term debt, less current portion at December 31, 1998 as compared to December 31, 1997 is also due to the recording of interest accruals pursuant to the terms of the restructured mortgage loan secured by the Riverfront Office Building.

     The decrease in unearned rents at December 31, 1998 as compared to December 31, 1997 is due to the timing of receipts of rental income at the Mall of Memphis.

     The increase in accrued interest at December 31, 1998 as compared to December 31, 1997 is due to the Partnership's suspension of scheduled debt service payments on the first, second and third mortgage notes secured by the Mall of Memphis effective January 1, 1998.

     The decrease in accrued real estate taxes at December 31, 1998 as compared to December 31, 1997 is due to a major department store tenant at the Mall of Memphis paying its share of real estate taxes directly effective February 1998.

     The decrease in rental income, mortgage and other interest, property operating expenses and amortization of deferred expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the sale of the Partnership's interest in the 767 Third Avenue Office Building in October 1997. The decreases in rental income, mortgage and other interest, property operating expenses and amortization of deferred expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the sales of Scotland Yard I & II Apartments, El Dorado View Apartments and the Partnership's interest in the 767 Third Avenue Office Building on November 1, 1996,
July 23, 1996 and October 31, 1997, respectively.

     The decrease in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to interest received in June 1997 as part of a settlement of past due rental obligations with a former tenant at the 767 Third Avenue Office Building, partially offset by the temporary investment of the approximately $11,100,000 in proceeds from the 1997 sale of the Partnership's interest in the 767 Third Avenue Office Building until the February 28, 1998 distribution of such proceeds to the Holders of Interest. The increase in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to (i) the receipt at 767 Third Avenue of interest earned in connection with amounts received in June 1997 from a former tenant which had been previously deemed uncollectible by the Partnership and (ii) the increases in the average balance of short-term investments as a result of the receipt in October 1997 of approximately $11,100,000 in proceeds related to the sale of the Partnership's interest in the 767 Third Avenue Office Building.

     The decrease in depreciation expense for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the classification of the Riverfront and 767 Third Avenue office buildings as held for sale or disposition at December 31, 1996 and the classification of the Mall of Memphis as held for sale or disposition at June 30, 1997 and, therefore, were not subject to continued depreciation as of those dates.

     The increase in professional services for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to legal fees incurred in the suit against the lender of the Yerba Buena Office Building for breach of its obligations, as more fully discussed above, as well as legal costs associated with collection of amounts due from certain tenants at the 767 Third Avenue Office Building.

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

     The decrease in the Partnership's share of operations of unconsolidated venture for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due to the sale of the National City Center Office Building in December 1997. The Partnership's share of operations of unconsolidated venture for the year ended December 31, 1998 is primarily the Partnership's share of interest income earned by the venture on the sale proceeds prior to the venture's distribution to the Partnership of its share of such proceeds in February 1998. The increase in the Partnership's share of operations of unconsolidated venture for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the National City Center being classified as held for sale or disposition at December 31, 1996 and, therefore, not subject to continued depreciation.

     The decrease in venture partner's share of ventures' operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to a decrease in operating losses at the Riverfront Office Building in 1998 due to an increase in property occupancy and rental income. The decrease in venture partners' share of ventures' operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to (i) an increase in the results of operations of the 767 Third Avenue office building primarily as a result of the property being classified as held for sale at December 31, 1996 and therefore, not subject to continued depreciation and (ii) the sale of the Partnership's interest in the 767 Third Avenue office building in October 1997, partially offset by the resumption of loss allocations in 1997 to the Partnership's venture partner in the Riverfront joint venture.

     The gain on sale or disposition of investment properties or interest in investment property for the year ended December 31, 1998 is due to $400,000 of deferred gain recognition as a result of the receipt in the fourth quarter of 1998 of a final settlement of past due amounts on the notes receivable related to the 1986 sale of Pavillion Towers. The gains on sale or disposition of investment properties or interest in investment property for the year ended December 31, 1997 is due to the sale of the Partnership's interest in the 767 Third Avenue office building in October 1997 and the sale of the National City Center office building in December 1997. The gain on sale or disposition of investment properties or interest in investment property for the year ended December 31, 1996 is due to the sale of El Dorado View apartments on July 23, 1996, the Scotland Yard I & II apartments on November 1, 1996 and $200,000 of deferred gain recognition as a result of the receipt in April 1996 of a portion of the past due amounts on the notes receivable related to the 1986 sale of Pavillion Towers.

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

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by the end of 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

YEAR 2000

     The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at a fixed rate and is due to mature subsequent to the Partnership's expected liquidation and termination date (on or before December 31, 1999), the Partnership does not believe that it is exposed to market risk relating to interest rate changes, except at the Mall of Memphis investment property as discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES



                                 INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations, years ended December 31, 1998,
  1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows, years ended December 31,
  1998, 1997 and 1996

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XI and consolidated ventures at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                           KPMG LLP


Chicago, Illinois
March 27, 1999

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 1998 AND 1997

                                                   ASSETS
                                                   ------
                                                                            1998              1997
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $ 3,240,125       13,840,535
  Rents and other receivables (net of allowance for doubtful accounts of $490,823 and $281,456 at December 31, 1998 and 1997,
    respectively) . . . . . . . . . . . . . . . . . . . . . . . . . .        243,207          561,151
  Escrow deposits and restricted funds. . . . . . . . . . . . . . . .      5,712,511        3,055,577
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        154,240          139,508
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .      9,350,083       17,596,771
                                                                        ------------     ------------
Mortgage notes receivable (net of reserve for uncollectibility
  of $327,774). . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,867,695

Properties held for sale or disposition - Schedule III. . . . . . . .     53,497,132       52,350,885

Investment in unconsolidated venture, at equity . . . . . . . . . . .          --           4,018,588
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      1,833,006        1,859,513
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        136,191          227,374
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .      1,266,193        1,000,714
                                                                        ------------     ------------

                                                                        $ 66,082,605       78,921,540
                                                                        ============     ============




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $ 39,676,002       44,676,002
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      1,785,119        1,883,723
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        128,484          433,712
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .      3,572,226        1,174,074
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        488,681          712,576
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .     45,650,512       48,880,087

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        120,990          180,488
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     53,830,304       46,713,811
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .        131,061          167,466
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     99,732,867       95,941,852

Deferred gain on sale of investment properties. . . . . . . . . . . .          --           1,867,695

Partners' capital accounts (deficit):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (13,433,349)     (13,408,309)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (1,123,608)      (1,116,446)
                                                                        ------------     ------------
                                                                         (14,555,957)     (14,523,755)
                                                                        ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .    121,935,233      121,935,233
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .    (81,532,463)     (81,231,510)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (59,497,075)     (45,067,975)
                                                                        ------------     ------------
                                                                         (19,094,305)      (4,364,252)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .    (33,650,262)     (18,888,007)
                                                                        ------------     ------------
                                                                        $ 66,082,605       78,921,540
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 18,298,367       24,598,580      32,775,314
  Interest income . . . . . . . . . . . . . . . . .         454,840          611,182         284,126
                                                        -----------      -----------     -----------
                                                         18,753,207       25,209,762      33,059,440
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       9,214,385       12,069,706      15,013,553
  Depreciation. . . . . . . . . . . . . . . . . . .           --           1,009,322       6,110,344
  Property operating expenses . . . . . . . . . . .       9,113,096       13,811,077      17,400,478
  Professional services . . . . . . . . . . . . . .         505,194          287,978         289,023
  Amortization of deferred expenses . . . . . . . .         495,790          944,813       1,057,233
  General and administrative. . . . . . . . . . . .         458,747          450,104         348,185
  Provision for value impairment. . . . . . . . . .           --          13,143,000           --
  Provision for unrealizable venture
    partner's deficit in venture. . . . . . . . . .           --               --          8,500,000
                                                        -----------      -----------     -----------
                                                         19,787,212       41,716,000      48,718,816
                                                        -----------      -----------     -----------

                                                         (1,034,005)     (16,506,238)    (15,659,376)

Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . . .          42,533          430,047          80,895
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . .         265,479          586,796       1,475,361
                                                        -----------      -----------     -----------
          Earnings (loss) before gains on
            sale or disposition of investment
            properties or interest in
            investment property . . . . . . . . . .        (725,993)     (15,489,395)    (14,103,120)

Gains on sale or disposition of investment
  properties or interest in investment property . .         400,000       10,705,403      13,480,719
                                                        -----------      -----------     -----------





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1998             1997            1996
                                                       ------------     ------------    ------------
          Earnings (loss) before
            extraordinary item. . . . . . . . . . .        (325,993)      (4,783,992)       (622,401)

Extraordinary gain on forgiveness
  of indebtedness . . . . . . . . . . . . . . . . .           --               --          1,180,286
                                                        -----------      -----------     -----------
          Net earnings (loss) . . . . . . . . . . .     $  (325,993)      (4,783,992)        557,885
                                                        ===========      ===========     ===========
          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gains on sale
                or disposition of investment
                properties or interest in
                investment property . . . . . . . .   $       (5.07)         (108.21)         (98.52)
              Gains on sale or disposition of
                investment properties or interest
                in investment property. . . . . . .            2.88            77.13           97.12
              Extraordinary gain on forgiveness
                of indebtedness . . . . . . . . . .           --               --               8.50
                                                        -----------      -----------     -----------

                                                        $     (2.19)          (31.08)           7.10
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

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                 YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                          NET                                  NET OF       NET
              CONTRI-   EARNINGS      CASH                    OFFERING    EARNINGS     CASH
              BUTIONS    (LOSS)   DISTRIBUTIONS     TOTAL      COSTS       (LOSS)  DISTRIBUTIONS     TOTAL
              -------  ---------- -------------  ----------------------  -----------------------  -----------
Balance
 (deficit)
 December 31,
 1995 . . . .  $1,000 (12,478,272)  (1,116,446) (13,593,718)121,935,233 (77,935,440)(45,067,975)  (1,068,182)

Net earnings
 (loss) . . .    --      (417,515)       --        (417,515)     --         975,400       --         975,400
                ----- ----------- ------------ ------------ ----------- -----------------------  -----------
Balance
 (deficit)
 December 31,
 1996 . . . .   1,000 (12,895,787)  (1,116,446) (14,011,233)121,935,233 (76,960,040)(45,067,975)     (92,782)

Net earnings
 (loss) . . .    --      (512,522)       --        (512,522)     --      (4,271,470)      --      (4,271,470)
                ----- ----------- ------------ ------------ ----------- -----------------------  -----------

Balance
 (deficit)
 December 31,
 1997 . . . .   1,000 (13,408,309)  (1,116,446) (14,523,755)121,935,233 (81,231,510)(45,067,975)  (4,364,252)






                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                          NET                                  NET OF       NET
              CONTRI-   EARNINGS      CASH                    OFFERING    EARNINGS     CASH
              BUTIONS    (LOSS)   DISTRIBUTIONS     TOTAL      COSTS       (LOSS)  DISTRIBUTIONS     TOTAL
              -------  ---------- -------------  ----------------------  -----------------------  -----------

Net earnings
 (loss) . . .    --       (25,040)       --         (25,040)     --        (300,953)      --        (300,953)

Cash distri-
 butions
($105 per
 limited
 Partner-
 ship
 interest . .    --         --          (7,162)      (7,162)     --           --    (14,429,100) (14,429,100)
                ----- ----------- ------------ ------------ ----------- -----------------------  -----------

Balance
 (deficit)
 December 31,
 1998 . . . .  $1,000 (13,433,349)  (1,123,608) (14,555,957)121,935,233 (81,532,463)(59,497,075) (19,094,305)
               ====== =========== ============ ============ =========== =======================  ===========














                         See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                            1998             1997           1996
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $  (325,993)      (4,783,992)        557,885
  Items not requiring (providing) cash
    or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . .           --           1,009,322       6,110,344
      Amortization of deferred expenses . . . . . .         495,790          944,813       1,057,233
      Long-term debt - deferred interest. . . . . .       2,116,493        2,269,513       2,389,325
      Provision for value impairment. . . . . . . .           --          13,143,000           --
      Provision for unrealizable venture
        partner's deficit in venture. . . . . . . .           --               --          8,500,000
      Partnership's share of operations of
        unconsolidated ventures . . . . . . . . . .         (42,533)        (430,047)        (80,895)
      Venture partners' share of ventures'
        operations. . . . . . . . . . . . . . . . .        (265,479)        (586,796)     (1,475,361)
      Total gains on sale or disposition of
        investment properties or interest in
        investment property . . . . . . . . . . . .        (400,000)     (10,705,403)    (13,480,719)
      Extraordinary gain on forgiveness of
        indebtedness. . . . . . . . . . . . . . . .           --               --         (1,180,286)
  Changes in:
    Rents and other receivables . . . . . . . . . .         317,944          (79,028)        486,921
    Escrow deposits and restricted funds  . . . . .      (2,656,934)         (21,542)     (1,567,520)
    Prepaid expenses. . . . . . . . . . . . . . . .         (14,732)         557,477          16,551
    Accrued rents receivable. . . . . . . . . . . .          91,183        1,180,818         (54,995)
    Accounts payable. . . . . . . . . . . . . . . .         (98,604)        (302,184)        978,918
    Unearned rents. . . . . . . . . . . . . . . . .        (305,228)        (130,001)        (63,037)
    Accrued interest. . . . . . . . . . . . . . . .       2,398,152          612,716        (387,546)
    Accrued real estate taxes . . . . . . . . . . .        (223,895)            (883)       (798,146)
    Tenant security deposits. . . . . . . . . . . .         (59,498)          45,302            (699)
    Deferred revenue. . . . . . . . . . . . . . . .         (36,405)         (33,283)        (30,429)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         990,261        2,689,802         977,544
                                                        -----------      -----------     -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1998            1997            1996
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . .      (1,146,247)      (1,627,130)     (2,571,651)
  Payment of deferred expenses. . . . . . . . . . .        (469,283)        (922,716)       (773,585)
  Cash proceeds from sale of investment properties,
    or interest in investment property, net of
    selling expenses. . . . . . . . . . . . . . . .       4,061,121       11,135,107       2,158,501
  Collection of mortgage notes receivable . . . . .         400,000            --            200,000
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       2,845,591        8,585,261        (986,735)
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .           --            (968,822)       (467,352)
  Venture partners' contributions to ventures . . .           --               --            245,000
  Distributions to venture partners . . . . . . . .           --            (162,869)          --
  Distributions to limited partners . . . . . . . .     (14,429,100)           --              --
  Distributions to general partners . . . . . . . .          (7,162)           --              --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (14,436,262)      (1,131,691)       (222,352)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .     (10,600,410)      10,143,372        (231,543)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      13,840,535        3,697,163       3,928,706
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $ 3,240,125       13,840,535       3,697,163
                                                        ===========      ===========     ===========






                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1998            1997            1996
                                                        -----------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $ 4,699,740        9,187,477      15,401,099
                                                        ===========      ===========     ===========
  Sale of investment properties or interest in
   investment property:
    Total sale proceeds, net of selling expenses. .     $ 4,061,121       11,135,107      29,049,082
    Principal balance and deferred accrued
      interest due on mortgage payable. . . . . . .           --               --        (26,890,581)
                                                        -----------      -----------     -----------
          Cash proceeds from sales of investment
            properties or interest in investment
            property, net of selling expenses . . .     $ 4,061,121       11,135,107       2,158,501
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Escrowed funds applied by lender to
      long-term debt. . . . . . . . . . . . . . . .     $     --             451,409           --
    Distribution of net assets to venture partner
      upon liquidation of joint venture . . . . . .     $     --           6,150,826
    Conversion of note payable and accrued interest
      to venture partner's contribution
      to venture. . . . . . . . . . . . . . . . . .     $      --          3,656,921
                                                        ===========        =========       ==========

















                        See accompanying notes to consolidated financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1998, 1997 AND 1996



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

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures; Mall of Memphis Associates ("Mall of Memphis") and Riverfront Office Park Joint Venture ("Riverfront") in which the Partnership has certain preferential claims and rights, as discussed below; also included are the accounts of 767 Third Avenue Associates ("767 Third Avenue") (prior to its liquidation in September 1997, as more fully discussed below). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/Na-tional City"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City. The Partnership sold its interest in Carlyle/National City Associates in December 1997.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:


                                                     1998                              1997
                                     -------------------------------   ------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (Unaudited)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------    -----------


Total assets. . . . . . . . . . . .    $ 66,082,605      19,231,417       78,921,540      37,851,195

Partners' capital accounts
  (deficit):
    General partners. . . . . . . .    (14,555,957)      (9,143,316)     (14,523,755)    (10,003,098)
    Limited partners. . . . . . . .    (19,094,305)         (62,202)      (4,364,252)     14,688,017

Net earnings (loss):
    General partners. . . . . . . .        (25,040)         866,944         (512,522)      2,051,023
    Limited partners. . . . . . . .       (300,953)        (321,119)      (4,271,470)     22,850,322

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          (2.19)           (2.34)          (31.08)         166.28
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

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,218,280 at December 31, 1998 and $13,404,666 at December 31, 1997) as
cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of leasing and financing fees incurred in connection with the acquisition and operation of the properties. Deferred leasing fees and deferred financing fees are amortized using the straight-line method over the terms stipulated in the related agreements.

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

     The Partnership acquired, either directly or through joint ventures, ten apartment complexes, eight office buildings, and an enclosed shopping mall. During 1984, the Partnership sold its Arlington, Texas and its Red Bank, Tennessee apartment complexes. During 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I joint venture ("AM-CAR"), which had ownership interests in the Pavillion Towers office complex located in Aurora, Colorado and the Coast Federal Office Building located in Pasadena, California. During 1988, the Partnership (through Somerset Lake Associates) sold its Indianapolis, Indiana apartment complex. During 1991, the Partnership disposed of its interest in the Gatehall Plaza office building located in Parsippany, New Jersey. During 1992, the Partnership sold its interest in the Wood Forest Glen Apartments, the Meadowcrest Apartments and the Bitter Creek Apartments. In addition, during 1992, the lender realized upon its security and took title to the Yerba Buena West Office Building. During 1993, the Partnership sold its interest in the South Point Apartments. During 1994, the lender realized upon its security and took title to the 824 Market Street Office Building. During 1996, the Partnership sold its interest in the Scotland Yard Phase I and II Apartments, and the El Dorado View Apartments. During 1997, the Partnership sold its interest in the 767 Third Avenue office building and its interest in the National City Center office building. The two remaining properties owned at December 31, 1998 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

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

     The net results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1998 or sold or disposed of during the past three years were $64,727, ($15,946,311) and ($15,123,963), respectively, for the years ended December 31, 1998, 1997 and 1996. In addition, the accompanying consolidated financial statements include $42,533, $430,047 and $80,895, respectively, of the Partnership's share of total property operations of $309,884, $3,133,199 and $589,373, of National City Center which was sold in December 1997.

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

     The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined that such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131 which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership relate to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.

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

Cash proceeds, after selling costs and the $54,277,977 mortgage assumed by the purchaser, were $26,371,722 of which the Partnership's share was $3,619,652. As a result of the sale, the Partnership recognized a gain of $2,960,265 for financial reporting purposes and a gain of $7,764,780 for Federal income tax purposes in 1997. In addition, in connection with the sale of this property and as is customary in such transactions, Carlyle/National City agreed to certain representations, warranties and covenants with a stipulated survival period which expired December 17, 1998 without any liability to the joint venture.

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

     RIVERFRONT OFFICE BUILDING

     Effective November 1995, the joint venture entered into a Loan Repayment Agreement with the existing lender. The terms of the agreement generally provide for a loan restructure that retroactively reduces the interest rate payable on the loans and adjusts the terms of the loans from their present maturity. The loans (which previously accrued interest at rates ranging from 10% to 14% per annum) accrued interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum is the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from
January 1, 2003 to December 31, 2007. The interest rate per annum beginning January 1, 1998 is 7%. In addition, as participating interest and taking into account the annual interest payable as set forth above, the lender is entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) of approximately 50% of the proceeds from a sale of the property in excess of such minimum internal rate of return upon repayment.

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

     In addition, the property operates under a ground lease and the joint venture has not made the scheduled ground lease payments since February 1993. The ground lessor is a general partner of the venture partner. At December 31, 1998, the total amount of ground lease payments in arrears is approximately $1,020,000. In this regard, as a condition of the loan restructure discussed above, the ground lease was amended to provide for the deferral of any and all ground lease payments since February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. Pursuant to this amendment, such unpaid ground rent accrues at the lesser of (a) interest at the amended loan terms or (b) 14% after repayment of the loan (net of any management fees received by the lessor). However, if the property produces certain levels of gross receipts (as defined by the restructed loan) for the years 1998 through 2003, the restructed loan allows for partial payments of ground rent to be reinstated. Ground rent payments did not resume in 1998 and, based on current projections, the venture does not expect ground rent payments to resume in 1999.

     As a result of the adoption of SFAS 121, the Partnership recorded a provision for unrealizable venture partner deficit of $8,500,000 as a result of the uncertainty of the Partnership recovering the deficit capital account from future operations and ultimate sale of the property. Such provision was recorded in 1996 based upon an analysis of the property's discounted estimated cash flows over the projected holding period and was recorded to reduce the venture partner's deficit capital account to its then estimated recoverable amount. In addition, no additional venture losses were allocated to the venture partner in 1996. However, the Cambridge, Massachusetts market, in which the property operates, has been improving. Based on an analysis of the property's discounted estimated future cash flows over the projected holding period, recognizing the improvements in the market, the Partnership resumed the allocation of losses to the venture partner in 1997. As the Partnership has committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, is no longer subject to continued depreciation.

     The joint venture has been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner have reached an agreement in principle to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, which includes the underlying lender. If the agreement is consummated, the Partnership will receive $9,300,000 and the venture partner will receive $454,545 as well as interests in the new joint venture in exchange for their respective interests in the property. In addition, the existing joint venture will no longer be liable for the underlying mortgage debt (approximately $48,830,000 at December 31, 1998). There can be no assurances that the Partnership's interest in the property will be transferred under the terms of the agreement in principle or under any other terms. However, if the Partnership is successful in transferring its interest in the property under the terms of the agreement in principle, the Partnership would no longer have an ownership interest in the property and would recognize a significant gain for financial reporting and Federal income tax purposes with approximately $9,300,000 (less transaction costs) in distributable proceeds in 1999.

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

     The Partnership had initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future net operating deficits. The Partnership has therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. At December 31, 1998, these notes had an aggregate principal balance of $39,676,002 and accrued but unpaid interest of approximately $2,746,000. As a result, the Partnership is in default and these mortgage notes have been classified as current in the accompanying consolidated financial statements. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow before proceeding to realize on its security in the property. As of the date of this report, the Partnership has recouped its 1997 advance and has remitted $2,748,958 to the lender representing property cash flow for the year ended December 31, 1998. Such cash flow payments were net of repayment of the Partnership's 1997 advance and estimated future operating deficits related to real estate tax obligations. Accordingly, the Partnership has classified all property cash as restricted at December 31, 1998. The Partnership expects the lender to proceed to realize on its security during the second quarter of 1999. This will result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds in 1999.

     In August 1995, the Partnership purchased the venture partner's 36.94% interest in Mall of Memphis and concurrently admitted the General Partner of the Partnership to the venture with a .1% interest. Accordingly, the Partnership has accounted for its investment in Mall of Memphis as wholly-owned as of August 1995. The purchase price was approximately $5,500,000, of which $500,000 (plus certain closing costs) was paid in cash at closing with the balance represented by a $5,000,000 promissory note. Interest accrues on the unpaid balance of the promissory note at a rate of 8.0% per annum from the acquisition date and is payable June 1 of each year solely to the extent of 36.94% of the venture's annual cash flow (as defined) for the preceding calendar year, with any unpaid interest also accruing interest at 8.0% per annum. The note is non-recourse and is secured only by the purchased venture partner's interest. However, the Partnership guaranteed the venture partner (seller), on a recourse basis, that the interest payment paid on June 1, 1996 shall be no less than $300,000 and that the interest payment to be paid on June 1, 1997 shall be no less than $600,000 less the amount actually paid by the Partnership on June 1, 1996. The Partnership made the June 1, 1997 guaranteed payment in December 1998. However, the Partnership had been in default until December 1998 and the $5,000,000 note payable was classified as current in the accompanying consolidated financial statements at December 31, 1997. Due to provisions of the associated underlying agreements, the former venture partner may generally only realize upon its security (its former partnership interest in the joint venture) in the event of default by the Partnership. Any amounts required to be paid in excess of the interest accrued to date is applied to the outstanding principal balance of the note. The promissory note requires repayment of principal and all accrued interest at maturity (subject to reduction under certain circumstances related to the property's market value) which is the earlier of August 2002 (lender has two five-year options to extend) or upon sale of the property. The venture partner has a right of first opportunity (as defined) to purchase the property.

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

     SCOTLAND YARD - PHASE I AND II APARTMENTS AND
     EL DORADO VIEW APARTMENTS

     In December 1990, the Partnership obtained replacement mortgage loans from an institutional lender to retire the existing long-term mortgage notes secured by the Scotland Yard - Phase I and II and El Dorado View apartment complexes. The loans provided for payment of contingent interest equal to 35% of the amount by which gross receipts attributable to a calendar year (all as defined) exceed a base amount. For the fiscal year ended 1996, contingent interest was approximately $230,000. In the event that these properties were sold 90 days or earlier before the maturity date of the loan, the lender was entitled to a prepayment penalty of 6% of the mortgage principal and, in general, the higher of 65% of the sale proceeds or ten times the highest contingent interest amount in any of the three full calendar years preceding the sale (all as defined). The lender was also entitled to additional contingent interest if such prepayment penalty, as calculated above, was less than certain internal rates of return (13.25%-14.00%) as defined in the note. The Partnership recorded an accrual for such additional contingent interest of $4,239,104 as deferred accrued interest. The lender had the right (with 120 days prior notification) to call the remaining loans (at par) at any time after January 1, 1996.

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

The two promissory notes of $3,000,000 and $750,000 bore interest at various rates and were due in April 1996. Beginning in 1991, the Partnership had not received the scheduled interest payments of $15,000 on the $750,000 note and the 1993 or 1994 scheduled interest payments of $60,000 each on the $3,000,000 note. The Partnership received a $200,000 settlement in 1996 with one of the makers of the $3,000,000 note. During the fourth quarter of 1998, the Partnership received $400,000 representing a final settlement from the other maker of the $3,000,000 note. Although these notes were secured by personal guarantees from principals of the venture partner, the Partnership made a final determination in 1998, after exhausting all its legal options, that all remaining past due and future amounts from these notes were uncollectible and the remaining balances of each note were written off. Due to the uncertainty of collection of all past due and future amounts from these notes, a $527,774 reserve had been established at December 31, 1993, which was reduced to $327,774 in 1996 as a result of the $200,000 receipt, to reduce the notes receivable balance to an amount not to exceed the related deferred gain on sale.

     The sale was accounted for by the installment method whereby the gain on sale of $3,057,695 (net of discount on the promissory notes receivable of $1,682,305) was recognized as collections of principal were received. Effective January 1, 1990, the Partnership adopted the cost recovery method of accounting. Accordingly, $400,000 $0 and $200,000 of gain was recognized in 1998, 1997 and 1996, respectively.

     YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal. In addition, the former lender has filed an action against the joint venture for fees expended in the litigation. In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. As of the date of this report, the joint venture does not anticipate reimbursing the former lender for fees expended in the litigation. There can be no assurance that the litigation will ultimately be successful or that the Partnership will ultimately realize any amounts (or avoid any further payments) with respect thereto. If the joint venture is unable to negotiate a settlement in such lawsuit, the Partnership may elect to contribute its share of the outstanding judgment for the lender's legal fees and then withdraw from the joint venture. Such election would be based upon, among other things, a determination by the Partnership that the expected gain from litigation, taking into account the prospects for success, would likely be insufficient to offset the costs of operating the Partnership through a lengthy appeal process.

LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1998 and 1997:

                                                                              1998            1997
                                                                          -----------     -----------
10% first mortgage note (in default); secured by the Mall
  of Memphis shopping center in Memphis, Tennessee; payable
  in monthly installments of principal and interest of $279,823 through January 1, 2018; additional interest payable equal to 20% of certain rents in excess of a specified level
  ($0 in 1998 and 1997) . . . . . . . . . . . . . . . . . . . . . . .    $ 29,034,462      29,034,462

14-1/2% second mortgage note (in default); secured by the
  Mall of Memphis shopping center in Memphis, Tennessee;
  payable in monthly installments of principal and interest
  of $41,958 through January 1, 2018. . . . . . . . . . . . . . . . .      3,280,282        3,280,282

10% third mortgage note (in default); secured by the Mall
  of Memphis shopping center in Memphis, Tennessee;
  payable in monthly installments of principal and interest
  of $66,696 through April 1, 2003. . . . . . . . . . . . . . . . . .      7,361,258        7,361,258

First mortgage note payable secured by the Riverfront office building in Cambridge, Massachusetts; payable in monthly
  installments of interest only at rates ranging from 6% to
  9% (7% beginning January 1, 1998) until December 31, 2007, or prepayment date, when the remaining balance, including the
  Minimum Return and Residual Amount (as defined), is payable;
  interest accrued at an effective rate of approximately 9.7%
  commencing November 1995. . . . . . . . . . . . . . . . . . . . . .     48,830,304       46,713,811

8% promissory payable; secured by the Partnership's
  purchased interest in the Mall of Memphis Associates;
  payable annually to the extent of Net Cash Flow (as defined);
  subject to certain guaranteed minimum payments in 1996 and 1997;
  due August 8, 2002 (Lender has two five-year options to
  extend at the lesser of the outstanding balance of the
  loan or the Lenders Market Share (as defined)). . . . . . . . . . .      5,000,000        5,000,000
                                                                        ------------      -----------
          Total debt. . . . . . . . . . . . . . . . . . . . . . . . .     93,506,306       91,389,813
          Less current portion of long-term debt. . . . . . . . . . .            39,676,00244,676,002
                                                                        ------------      -----------
          Total long-term debt. . . . . . . . . . . . . . . . . . . .    $53,830,304       46,713,811
                                                                        ============      ===========

     Five year maturities of long-term debt are as follows:

                    1999. . . . . . . . . .    $ 39,676,002
                    2000. . . . . . . . . .          --
                    2001. . . . . . . . . .          --
                    2002. . . . . . . . . .       5,000,000
                    2003. . . . . . . . . .          --
                                                ===========

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

    The Partnership Agreement provides that the Limited Partners shall receive 99% and the General Partners shall receive 1% of the sale or refinancing proceeds of a real property (net after expenses and retained working capital) until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which when combined with sale or refinancing proceeds previously distributed, equal to a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1983. After such distributions, the General Partners shall receive (to the extent not previously received) proceeds up to 3% of the aggregate sales price of properties previously sold by the Partnership with any remaining proceeds allocated 85% to the Limited Partners and 15% General Partners. The Limited Partners shall receive 100% of such net sale or refinancing proceeds until the Limited Partners have received cash distributions of such net sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds the Limited Partners have not received cash disbursements to satisfy this requirement, the General Partners will be required to return all of the 1% distribution of net sale or refinancing proceeds received to date, which as of December 31, 1998 aggregate approximately $208,000. The Limited Partners are not expected to receive cash distributions of sale or refinancing proceeds in an amount equal to their initial capital investment.

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

MANAGEMENT AGREEMENTS

     An affiliate of the General Partners performs property management and leasing services at the Mall of Memphis. Leasing commissions at the Mall of Memphis are calculated at a rate, which approximates market, based on the terms of the related lease.

LEASES - AS PROPERTY LESSOR

     At December 31, 1998, the Partnership's and its consolidated ventures' principal assets are one office building and one enclosed shopping mall. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over their estimated useful lives. Leases with office building and shopping center tenants range in term from one to twenty-nine years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenant sales
volumes.   With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost of the leased assets net of accumulated depreciation are summarized as follows at December 31, 1998:

         Shopping mall:
           Cost . . . . . . . . . . . . . .      $ 53,781,695
           Accumulated depreciation . . . .       (24,011,856)
                                                 ------------
                                                   29,769,839
                                                 ------------
         Office buildings:
           Cost . . . . . . . . . . . . . .        40,892,552
           Accumulated depreciation . . . .       (17,165,259)
                                                 ------------
                                                   23,727,293
                                                 ------------
         Total. . . . . . . . . . . . . . .      $ 53,497,132
                                                 ============

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

               1999 . . . . . . . . . . . . . .    $12,873,319
               2000 . . . . . . . . . . . . . .     12,262,307
               2001 . . . . . . . . . . . . . .     11,314,034
               2002 . . . . . . . . . . . . . .      7,524,869
               2003 . . . . . . . . . . . . . .      3,312,667
               Thereafter . . . . . . . . . . .      8,672,682
                                                   -----------
               Total. . . . . . . . . . . . . .    $55,959,878
                                                   ===========

     Additional contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1998, 1997 and 1996:

               1996 . . . . . . . . . . . . . .       $300,141
               1997 . . . . . . . . . . . . . .         --
               1998 . . . . . . . . . . . . . .         25,308
                                                      ========

LEASES - AS PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease.

     The Riverfront venture owns a net leasehold interest which expires in 2061 (subject to a 19-year extension) in the land underlying the Cambridge, Massachusetts office building. The lease provides for annual rent equal to the greater of 2% of gross income from the property or a minimum amount (which increases on a fixed schedule from $132,700 at inception,to $298,575 for the years 2007 through 2080). The joint venture has not made the scheduled ground lease payments since February 1993. At December 31, 1998, the total amount of deferred and accrued ground lease expense is approximately $1,020,000. Reference is made to the Riverfront venture agreement discussed above regarding the waiver of any and all scheduled ground rent payments due under the lease since February 1993 in conjunction with a loan restructure with the mortgage lender.

    Future minimum rental commitments under this lease are as follows:

                    1999. . . . . . . . . .     $   212,230
                    2000. . . . . . . . . .         212,230
                    2001. . . . . . . . . .         212,230
                    2002. . . . . . . . . .         252,130
                    2003. . . . . . . . . .         252,130
                    Thereafter. . . . . . .      17,178,015
                                                -----------
                    Total . . . . . . . . .     $18,318,965
                                                ===========

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 1998, 1997 and 1996 are as follows:
                                                         UNPAID AT
                                                        DECEMBER 31,
                            1998       1997      1996      1998
                          --------   --------  -------- ------------
Property management
 and leasing fees . . . .$ 223,545    302,061   289,483       --
Insurance commissions . .   33,467     25,117    27,639       --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .   26,079     19,001     9,141     7,331
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   32,619     39,521    24,234     7,686
Reimbursement (at cost)
 for legal services . . .   13,346      7,364     5,451     3,447

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1998       1997      1996      1998
                          --------   --------  -------- ------------

Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related to the on-site
 and other costs for
 the Partnership and
 its investment
 properties . . . . . . .       14         28     --          --
                          --------    -------   -------    ------
                          $329,070    393,092   355,948    18,464
                          ========    =======   =======    ======

     The Corporate General Partner had deferred payment of partnership management fees of $11,936. In addition, distributions to the General Partners of net cash flow of the Partnership aggregating $7,162 had been deferred. The General Partners and their affiliates had also deferred payment of the Partnership's share of property management and leasing fees of approximately $171,000 for the Partnership's unconsolidated venture. These amounts, which did not bear interest, were paid during the quarter ended March 31, 1998.

                                                                                               SCHEDULE III
                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1998
                                  INITIAL COST TO                          GROSS AMOUNT AT WHICH CARRIED
                                  PARTNERSHIP (A)                              AT CLOSE OF PERIOD (B)
                           ---------------------------      COSTS    ----------------------------------------
                              LAND AND     BUILDINGS     CAPITALIZED     LAND AND     BUILDINGS
                              LEASEHOLD      AND        SUBSEQUENT TO   LEASEHOLD        AND
               ENCUMBRANCE    INTEREST    IMPROVEMENTS   ACQUISITION     INTEREST    IMPROVEMENTS   TOTAL (E)
               -----------   -----------  ------------ --------------   ----------   ------------ -----------
OFFICE
 BUILDINGS:
 Cambridge,
  Massachu-
  setts (D) . .$48,830,304        (C)       27,114,515     13,778,037       (C)        40,892,552  40,892,552
SHOPPING
 MALL:
 Memphis,
  Tennessee
  (D) . . . . . 39,676,002     3,608,935    39,870,758     10,302,002    3,403,077     50,378,618  53,781,695
               -----------    ----------   -----------     ----------   ----------    ----------- -----------
    Total . . .$88,506,306     3,608,935    66,985,273     24,080,039    3,403,077     91,271,170  94,674,247
               ===========    ==========   ===========     ==========   ==========    =========== ===========

                                                                                 SCHEDULE III - CONTINUED
                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1998

                                                                                LIFE ON WHICH
                                                                                DEPRECIATION
                                                                                 IN LATEST
                                                                                STATEMENT OF        1998
                            ACCUMULATED             DATE OF        DATE          OPERATION      REAL ESTATE
                           DEPRECIATION(F)       CONSTRUCTION    ACQUIRED       IS COMPUTED        TAXES
                          ----------------       ------------   ----------    ---------------   -----------
OFFICE BUILDINGS:
 Cambridge, Massachusetts
  (D) . . . . . . . . . .     $ 17,165,259           1983         10/22/81         5-30 years     1,328,949
SHOPPING MALL:
 Memphis,
  Tennessee (D) . . . . .       24,011,856           1981           8/3/81         5-30 years       911,488
                               -----------                                                        ---------

    Total . . . . . . . .      $41,177,115                                                        2,240,437
                               ===========                                                        =========

------------------
        (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B) The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was approximately $107,391,000.
        (C) Property operated under ground lease; see the Notes.
        (D) Properties owned and operated by joint ventures; see the Notes.

                                                                              SCHEDULE III - CONTINUED
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 1998

(E)  Reconciliation of real estate owned:

                                                             1998            1997              1996
                                                         ------------    ------------     ------------
     Balance at beginning of period . . . . . . . . .    $ 93,528,000     184,599,017      209,499,155
     Additions during period. . . . . . . . . . . . .       1,146,247       1,627,130        3,038,590
     Reductions during period . . . . . . . . . . . .           --        (92,698,147)     (27,938,728)
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $ 94,674,247      93,528,000      184,599,017
                                                         ============    ============     ============

(F)   Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $ 41,177,115      75,870,082       81,997,627
     Depreciation expense . . . . . . . . . . . . . .           --          1,009,322        6,110,344
     Reductions during period . . . . . . . . . . . .           --        (35,702,289)     (12,237,889)
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $ 41,177,115      41,177,115       75,870,082
                                                         ============    ============     ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1998 and 1997.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock of JMB is owned, directly or indirectly, by certain of its officers, directors, members of their families, and their affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. (formerly known as Realty Associates-XI, L.P.), an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:

                                                            SERVED IN
     NAME                      OFFICE                      OFFICE SINCE
     ----                      ------                      ------------

     Judd D. Malkin            Chairman                    5/03/71
                               Director                    5/03/71
                               Chief Financial Officer     2/22/96
     Neil G. Bluhm             President                   5/03/71
                               Director                    5/03/71
     Burton E. Glazov          Director                    7/01/71
     Stuart C. Nathan          Executive Vice President    5/08/79
                               Director                    3/14/73
     A. Lee Sacks              Director                    5/09/88
     John G. Schreiber         Director                    3/14/73
     H. Rigel Barber           Executive Vice President    1/02/87
                               Chief Executive Officer     8/01/93
     Glenn E. Emig             Executive Vice President    1/01/93
                               Chief Operating Officer     1/01/95
     Gary Nickele              Executive Vice President    1/01/92
                               General Counsel             2/27/84
     Gailen J. Hull            Senior Vice President       6/01/88
     Howard Kogen              Senior Vice President       1/02/86
                               Treasurer                   1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-
V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investment business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates and trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. It is expected that Mr. Emig will leave his position with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997 and 1996, no cash distributions were paid to the General Partners. In 1998, the General Partners were paid distributions of $7,162 and management fees of $11,936 which had been deferred since 1991.

     Urban Retail Properties, Co., an affiliate of the Corporate General Partner, provided property management and leasing services at the Mall of Memphis during 1998. In 1998, such affiliate earned and received property management and leasing fees amounting to $223,545. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1998 aggregating $33,467 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner of the Partnership and their affiliates may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1998, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $72,058. Cumulative amounts unpaid at December 31, 1998 were $18,464.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth above in Item 10.

     In July 1997 BRE/ROPA, Inc. ("BRE/ROPA") acquired the interest of Teachers Insurance and Annuity Association of America, Inc. (TIAA") as the lender under the mortgage loan secured by the Riverfront Office Building, in which the Partnership owns an interest through a joint venture (the "Riverfront Venture") with an unaffiliated third party (the "RV Partner"). John G. Schreiber is (i) a director of JMB Realty Corporation ("JMB"), which is the Corporate General Partner of the Partnership, and (ii) a limited partner in the Associate General Partner of the Partnership. (JMB is also the general partner of the Associate General Partner.) Mr. Schreiber and his family members, directly or indirectly, own limited partnership interests in Blackstone Real Estate Advisors, L.P. ("BREA") and certain of its affiliates, through which Mr. Schreiber and his family members have an interest of up to approximately 2.4% of the profits of BRE/ROPA and are entitled to receive a portion of the asset management fees paid by BRE/ROPA to BREA. As a result of its acquisition of the loan, BRE/ROPA is entitled to receive payments due, and otherwise exercise the rights of the lender, under the mortgage loan, including the right to receive a residual amount of approximately 50% of the proceeds from a sale of the property in excess of the lender's minimum internal rate of return amount for the loan. Reference is made to the discussion under "Riverfront Office Building" in the Notes to Consolidated Financial Statements filed with this report for further information concerning the terms of the loan. BRE/ROPA negotiated its acquisition of the lender's interest under the mortgage loan, directly with TIAA. The terms of the mortgage loan, which had an outstanding principal balance of approximately $48,830,000 at December 31, 1998, were not changed in connection with the transaction.

     In addition, the Riverfront Venture has reached an agreement in principle with BRE/Riverfront LLC ("BRE/Riverfront"), pursuant to which the Riverfront Venture would contribute its interest in the Riverfront Office Building (including its interest as lessee under a ground lease) to BRE/Riverfront in exchange for which the Partnership would receive $9.3 million (subject to increase if the closing of the transaction was deferred beyond a specified time period) and certain partners in the RV Partner would receive interests in BRE/Riverfront. Mr. Schreiber and his family members, directly or indirectly, through their ownership of limited partnership interests in BREA and certain of its affiliates, have an interest of up to approximately 2.4% of the profits of BRE/Riverfront and may also invest in BRE/Riverfront up to a specified percentage (generally not in excess of 2%) of the equity capital invested by BREA and its affiliates and will be entitled to receive any profits from such investment in proportion to their equity capital invested. Mr. Schreiber and his family members will also be entitled to receive a portion of asset management fees to be paid by BRE/Riverfront to BREA in the event that the transaction closes.

     The sale or other disposition of the Riverfront Office Building is subject to various conditions, including, without limitation, the negotiation and execution of a binding agreement for such transaction. The price and other terms of the agreement in principle for the transaction have been determined by arm's-length negotiation. The decisions on behalf of the Partnership (either for itself or as one of the venture partners in the Riverfront Venture) to enter into the agreement in principle and a binding agreement for the transaction have been and will be made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of the Partnership. Mr. Schreiber has not participated nor will he participate in any of JMB's decisions on behalf of the Partnership in regard to the transaction, and Mr. Schreiber has not participated nor will he participate in the decisions of BRE/Riverfront in regard to the consideration to be paid to the Partnership for its interest in the Riverfront Office Building.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the
Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner beneficially own the following
Interests of the Partnership:

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

             10-H.Agreement of Sale between Carlyle Real Estate Limited Partnership - XI and John Street Fee, LLC dated July 31, 1997 relating to the sale of the Partnership's interest in the 767 Third Avenue Office Building is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-10494) dated November 12, 1997.

             10-I.Purchase Agreement and Exhibits thereto between Carlyle/National City Associates and BRE/City Center, LLC dated December 3, 1997 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-10494) dated January 16, 1998.

             21.  List of Subsidiaries.

             24.  Powers of Attorney

             27.  Financial Data Schedule
             _____________

             * Previously filed in Exhibits 3-A, 3-B and 4-D to the Partnership's Report on Form 10-K for December 31, 1992 of the Securities Exchange Act of 1934 (File No. 0-10494) filed on March 19, 1993.

     (b) No reports on Form 8K were filed since the beginning of the last quarter covered by this report.

     No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                 By:    JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                 By:    Gailen J. Hull
                        Senior Vice President
                 Date:  March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:    JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                 By:    Judd D. Malkin, Chairman and
                        Chief Financial Officer
                 Date:  March 22, 1999

                        NEIL G. BLUHM*
                 By:    Neil G. Bluhm, President and Director
                 Date:  March 22, 1999

                        H. RIGEL BARBER*
                 By:    H. Rigel Barber, Chief Executive Officer
                 Date:  March 22, 1999

                        GLENN E. EMIG*
                 By:    Glenn E. Emig, Chief Operating Officer
                 Date:  March 22, 1999


                        GAILEN J. HULL
                 By:    Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                 Date:  March 22, 1999

                        A. LEE SACKS*
                 By:    A. Lee Sacks, Director
                 Date:  March 22, 1999

                        STUART C. NATHAN*
                 By:    Stuart C. Nathan, Executive Vice President
                          and Director
                 Date:  March 22, 1999

                 *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                 By:    Gailen J. Hull, Attorney-in-Fact
                 Date:  March 22, 1999

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