Form 10-K405/A
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1999-04-23
CIK 350667

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



                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Illinois                            36-3102608
      -----------------------        ------------------------------------
      (State of organization)        (I.R.S. Employer Identification No.)



  900 N. Michigan Ave., Chicago, Illinois                  60611
  ---------------------------------------               ----------
  (Address of principal executive office)               (Zip Code)



     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1998 on Form 10-K405 as set forth in the pages attached hereto:

                                    PART II

      ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 15 through 23.

      ITEM 8.  Financial Statements and Supplementary Data.
               Pages 24 through 53.


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


Dated:  April 20, 1999

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

     Yerba Buena Office Building

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal. In addition, the former lender has filed an action and subsequently received an order against the joint venture for fees expended in the litigation (the Partnership's potential share of such order is approximately $300,000). In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. As of the date of this report, the joint venture does not anticipate reimbursing the former lender for fees expended in the litigation. There can be no assurance that the litigation will ultimately be successful or that the Partnership will ultimately realize any amounts (or avoid any further payments) with respect thereto. If the joint venture is unable to negotiate a settlement in such lawsuit, the Partnership may elect to contribute its share of the outstanding judgment for the lender's legal fees and then withdraw from the joint venture. Such election would be based upon, among other things, a determination by the Partnership that the expected gain from litigation, taking into account the prospects for success, would likely be insufficient to offset the costs of operating the Partnership through a lengthy appeal process.

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







                                                 KPMG LLP


Chicago, Illinois
March 27, 1999

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1998 AND 1997

                                                        ASSETS
                                                        ------
                                                                                    1998               1997
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       $ 3,240,125        13,840,535
  Rents and other receivables (net of allowance for doubtful accounts of $490,823 and $281,456 at December 31, 1998 and 1997,
    respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . .           243,207           561,151
  Escrow deposits and restricted funds . . . . . . . . . . . . . . . . . .         5,712,511         3,055,577
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           154,240           139,508
                                                                                ------------      ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         9,350,083        17,596,771
                                                                                ------------      ------------
Mortgage notes receivable (net of reserve for uncollectibility
  of $327,774) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            1,867,695

Properties held for sale or disposition - Schedule III . . . . . . . . . .        53,497,132        52,350,885

Investment in unconsolidated venture, at equity. . . . . . . . . . . . . .             --            4,018,588
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,833,006         1,859,513
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .           136,191           227,374
Venture partner's deficit in venture . . . . . . . . . . . . . . . . . . .         1,266,193         1,000,714
                                                                                ------------      ------------

                                                                                $ 66,082,605        78,921,540
                                                                                ============      ============




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------
                                                                                    1998               1997
                                                                                ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $ 39,676,002        44,676,002
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,785,119         1,883,723
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           128,484           433,712
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,572,226         1,174,074
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .           488,681           712,576
                                                                                ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .        45,650,512        48,880,087

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .           120,990           180,488
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .        53,830,304        46,713,811
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           131,061           167,466
                                                                                ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        99,732,867        95,941,852

Deferred gain on sale of investment properties . . . . . . . . . . . . . .             --            1,867,695

Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .       (13,433,349)      (13,408,309)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (1,123,608)       (1,116,446)
                                                                                ------------      ------------
                                                                                 (14,555,957)      (14,523,755)
                                                                                ------------      ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .       121,935,233       121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .       (81,532,463)      (81,231,510)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (59,497,075)      (45,067,975)
                                                                                ------------      ------------
                                                                                 (19,094,305)       (4,364,252)
                                                                                ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . . .       (33,650,262)      (18,888,007)
                                                                                ------------      ------------
                                                                                $ 66,082,605        78,921,540
                                                                                ============      ============

                             See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998              1997               1996
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .     $ 18,298,367        24,598,580         32,775,314
  Interest income. . . . . . . . . . . . . . . . . . . .          454,840           611,182            284,126
                                                              -----------       -----------        -----------
                                                               18,753,207        25,209,762         33,059,440
                                                              -----------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        9,214,385        12,069,706         15,013,553
  Depreciation . . . . . . . . . . . . . . . . . . . . .            --            1,009,322          6,110,344
  Property operating expenses. . . . . . . . . . . . . .        9,113,096        13,811,077         17,400,478
  Professional services. . . . . . . . . . . . . . . . .          505,194           287,978            289,023
  Amortization of deferred expenses. . . . . . . . . . .          495,790           944,813          1,057,233
  General and administrative . . . . . . . . . . . . . .          458,747           450,104            348,185
  Provision for value impairment . . . . . . . . . . . .            --           13,143,000              --
  Provision for unrealizable venture
    partner's deficit in venture . . . . . . . . . . . .            --                --             8,500,000
                                                              -----------       -----------        -----------
                                                               19,787,212        41,716,000         48,718,816
                                                              -----------       -----------        -----------

                                                               (1,034,005)      (16,506,238)       (15,659,376)

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . .           42,533           430,047             80,895
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .          265,479           586,796          1,475,361
                                                              -----------       -----------        -----------
          Earnings (loss) before gains on
            sale or disposition of investment
            properties or interest in
            investment property. . . . . . . . . . . . .         (725,993)      (15,489,395)       (14,103,120)

Gains on sale or disposition of investment
  properties or interest in investment property. . . . .          400,000        10,705,403         13,480,719
                                                              -----------       -----------        -----------





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 1998              1997               1996
                                                             ------------      ------------       ------------
          Earnings (loss) before
            extraordinary item . . . . . . . . . . . . .         (325,993)       (4,783,992)          (622,401)

Extraordinary gain on forgiveness
  of indebtedness. . . . . . . . . . . . . . . . . . . .            --                --             1,180,286
                                                              -----------       -----------        -----------
          Net earnings (loss). . . . . . . . . . . . . .      $  (325,993)       (4,783,992)           557,885
                                                              ===========       ===========        ===========
          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gains on sale
                or disposition of investment
                properties or interest in
                investment property. . . . . . . . . . .    $       (5.07)          (108.21)            (98.52)
              Gains on sale or disposition of
                investment properties or interest
                in investment property . . . . . . . . .             2.88             77.13              97.12
              Extraordinary gain on forgiveness
                of indebtedness. . . . . . . . . . . . .            --                --                  8.50
                                                              -----------       -----------        -----------

                                                              $     (2.19)           (31.08)              7.10
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

                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                      YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------
Balance
 (deficit)
 December 31,
 1995. . . . .   $1,000  (12,478,272)    (1,116,446) (13,593,718)  121,935,233  (77,935,440) (45,067,975)    (1,068,182)

Net earnings
 (loss). . . .     --       (417,515)         --        (417,515)       --          975,400        --           975,400
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------
Balance
 (deficit)
 December 31,
 1996. . . . .    1,000  (12,895,787)    (1,116,446) (14,011,233)  121,935,233  (76,960,040) (45,067,975)       (92,782)

Net earnings
 (loss). . . .     --       (512,522)         --        (512,522)       --       (4,271,470)       --        (4,271,470)
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------

Balance
 (deficit)
 December 31,
 1997. . . . .    1,000  (13,408,309)    (1,116,446) (14,523,755)  121,935,233  (81,231,510) (45,067,975)    (4,364,252)






                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------

Net earnings
 (loss). . . .     --        (25,040)         --         (25,040)       --         (300,953)       --          (300,953)

Cash distri-
 butions
($105 per
 limited
 Partner-
 ship
 interest. . .     --          --            (7,162)      (7,162)       --            --     (14,429,100)   (14,429,100)
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------

Balance
 (deficit)
 December 31,
 1998. . . . .   $1,000  (13,433,349)    (1,123,608) (14,555,957)  121,935,233  (81,532,463) (59,497,075)   (19,094,305)
                 ======  ===========   ============ ============   ===========  =========== ============    ===========














                              See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                  1998               1997             1996
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $  (325,993)        (4,783,992)          557,885
  Items not requiring (providing) cash
    or cash equivalents:
      Depreciation . . . . . . . . . . . . . . . . . . .            --             1,009,322         6,110,344
      Amortization of deferred expenses. . . . . . . . .          495,790            944,813         1,057,233
      Long-term debt - deferred interest . . . . . . . .        2,116,493          2,269,513         2,389,325
      Provision for value impairment . . . . . . . . . .            --            13,143,000             --
      Provision for unrealizable venture
        partner's deficit in venture . . . . . . . . . .            --                 --            8,500,000
      Partnership's share of operations of
        unconsolidated ventures. . . . . . . . . . . . .          (42,533)          (430,047)          (80,895)
      Venture partners' share of ventures'
        operations . . . . . . . . . . . . . . . . . . .         (265,479)          (586,796)       (1,475,361)
      Total gains on sale or disposition of
        investment properties or interest in
        investment property. . . . . . . . . . . . . . .         (400,000)       (10,705,403)      (13,480,719)
      Extraordinary gain on forgiveness of
        indebtedness . . . . . . . . . . . . . . . . . .            --                 --           (1,180,286)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          317,944            (79,028)          486,921
    Escrow deposits and restricted funds . . . . . . . .       (2,656,934)           (21,542)       (1,567,520)
    Prepaid expenses . . . . . . . . . . . . . . . . . .          (14,732)           557,477            16,551
    Accrued rents receivable . . . . . . . . . . . . . .           91,183          1,180,818           (54,995)
    Accounts payable . . . . . . . . . . . . . . . . . .          (98,604)          (302,184)          978,918
    Unearned rents . . . . . . . . . . . . . . . . . . .         (305,228)          (130,001)          (63,037)
    Accrued interest . . . . . . . . . . . . . . . . . .        2,398,152            612,716          (387,546)
    Accrued real estate taxes. . . . . . . . . . . . . .         (223,895)              (883)         (798,146)
    Tenant security deposits . . . . . . . . . . . . . .          (59,498)            45,302              (699)
    Deferred revenue . . . . . . . . . . . . . . . . . .          (36,405)           (33,283)          (30,429)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .          990,261          2,689,802           977,544
                                                              -----------        -----------       -----------




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1998              1997              1996
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . .       (1,146,247)        (1,627,130)       (2,571,651)
  Payment of deferred expenses . . . . . . . . . . . . .         (469,283)          (922,716)         (773,585)
  Cash proceeds from sale of investment properties,
    or interest in investment property, net of
    selling expenses . . . . . . . . . . . . . . . . . .        4,061,121         11,135,107         2,158,501
  Collection of mortgage notes receivable. . . . . . . .          400,000              --              200,000
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        2,845,591          8,585,261          (986,735)
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . .            --              (968,822)         (467,352)
  Venture partners' contributions to ventures. . . . . .            --                 --              245,000
  Distributions to venture partners. . . . . . . . . . .            --              (162,869)            --
  Distributions to limited partners. . . . . . . . . . .      (14,429,100)             --                --
  Distributions to general partners. . . . . . . . . . .           (7,162)             --                --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (14,436,262)        (1,131,691)         (222,352)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .      (10,600,410)        10,143,372          (231,543)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .       13,840,535          3,697,163         3,928,706
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $ 3,240,125         13,840,535         3,697,163
                                                              ===========        ===========       ===========






                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1998              1997              1996
                                                              -----------        -----------       -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .      $ 4,699,740          9,187,477        15,401,099
                                                              ===========        ===========       ===========
  Sale of investment properties or interest in
   investment property:
    Total sale proceeds, net of selling expenses . . . .      $ 4,061,121         11,135,107        29,049,082
    Principal balance and deferred accrued
      interest due on mortgage payable . . . . . . . . .            --                 --          (26,890,581)
                                                              -----------        -----------       -----------
          Cash proceeds from sales of investment
            properties or interest in investment
            property, net of selling expenses. . . . . .      $ 4,061,121         11,135,107         2,158,501
                                                              ===========        ===========       ===========
  Non-cash investing and financing activities:
    Escrowed funds applied by lender to
      long-term debt . . . . . . . . . . . . . . . . . .      $     --               451,409             --
    Distribution of net assets to venture partner
      upon liquidation of joint venture. . . . . . . . .      $     --             6,150,826
    Conversion of note payable and accrued interest
      to venture partner's contribution
      to venture . . . . . . . . . . . . . . . . . . . .      $      --            3,656,921
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


                                                           1998                                  1997
                                           -------------------------------       ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (Unaudited)        GAAP BASIS         (UNAUDITED)
                                           ------------       -----------       ------------       -----------


Total assets . . . . . . . . . . . . .      $ 66,082,605       19,231,417        78,921,540         37,851,195

Partners' capital accounts
  (deficit):
    General partners.. . . . . . . . .      (14,555,957)       (9,143,316)      (14,523,755)       (10,003,098)
    Limited partners.. . . . . . . . .      (19,094,305)          (62,202)       (4,364,252)        14,688,017

Net earnings (loss):
    General partners.. . . . . . . . .          (25,040)          866,944          (512,522)         2,051,023
    Limited partners.. . . . . . . . .         (300,953)         (321,119)       (4,271,470)        22,850,322

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .            (2.19)            (2.34)           (31.08)            166.28
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

     YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company (an affiliate of the Partnership's Corporate General Partner) relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. The joint venture has appealed such dismissal. In addition, the former lender has filed an action and subsequently received an order against the joint venture for fees expended in the litigation (the Partnership's potential share of such order is approximately $300,000). In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. As of the date of this report, the joint venture does not anticipate reimbursing the former lender for fees expended in the litigation. There can be no assurance that the litigation will ultimately be successful or that the Partnership will ultimately realize any amounts (or avoid any further payments) with respect thereto. If the joint venture is unable to negotiate a settlement in such lawsuit, the Partnership may elect to contribute its share of the outstanding judgment for the lender's legal fees and then withdraw from the joint venture. Such election would be based upon, among other things, a determination by the Partnership that the expected gain from litigation, taking into account the prospects for success, would likely be insufficient to offset the costs of operating the Partnership through a lengthy appeal process.

LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1998 and 1997:

                                                                                      1998              1997
                                                                                  -----------       -----------
10% first mortgage note (in default); secured by the Mall
  of Memphis shopping center in Memphis, Tennessee; payable
  in monthly installments of principal and interest of $279,823 through January 1, 2018; additional interest payable equal to 20% of certain rents in excess of a specified level
  ($0 in 1998 and 1997). . . . . . . . . . . . . . . . . . . . . . . . . .       $ 29,034,462        29,034,462

14-1/2% second mortgage note (in default); secured by the
  Mall of Memphis shopping center in Memphis, Tennessee;
  payable in monthly installments of principal and interest
  of $41,958 through January 1, 2018 . . . . . . . . . . . . . . . . . . .         3,280,282          3,280,282

10% third mortgage note (in default); secured by the Mall
  of Memphis shopping center in Memphis, Tennessee;
  payable in monthly installments of principal and interest
  of $66,696 through April 1, 2003 . . . . . . . . . . . . . . . . . . . .         7,361,258          7,361,258

First mortgage note payable secured by the Riverfront office building in Cambridge, Massachusetts; payable in monthly
  installments of interest only at rates ranging from 6% to
  9% (7% beginning January 1, 1998) until December 31, 2007, or prepayment date, when the remaining balance, including the
  Minimum Return and Residual Amount (as defined), is payable;
  interest accrued at an effective rate of approximately 9.7%
  commencing November 1995 . . . . . . . . . . . . . . . . . . . . . . . .        48,830,304         46,713,811

8% promissory payable; secured by the Partnership's
  purchased interest in the Mall of Memphis Associates;
  payable annually to the extent of Net Cash Flow (as defined);
  subject to certain guaranteed minimum payments in 1996 and 1997;
  due August 8, 2002 (Lender has two five-year options to
  extend at the lesser of the outstanding balance of the
  loan or the Lenders Market Share (as defined)) . . . . . . . . . . . . .         5,000,000          5,000,000
                                                                                ------------        -----------
          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .        93,506,306         91,389,813
          Less current portion of long-term debt . . . . . . . . . . . . .            39,676,002     44,676,002
                                                                                ------------        -----------
          Total long-term debt . . . . . . . . . . . . . . . . . . . . . .       $53,830,304         46,713,811
                                                                                ============        ===========

     Five year maturities of long-term debt are as follows:

                      1999 . . . . . . . . . . .    $ 39,676,002
                      2000 . . . . . . . . . . .          --
                      2001 . . . . . . . . . . .          --
                      2002 . . . . . . . . . . .       5,000,000
                      2003 . . . . . . . . . . .          --
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
                                                       ============

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements, are as follows:

                 1999. . . . . . . . . . . . . . .       $12,873,319
                 2000. . . . . . . . . . . . . . .        12,262,307
                 2001. . . . . . . . . . . . . . .        11,314,034
                 2002. . . . . . . . . . . . . . .         7,524,869
                 2003. . . . . . . . . . . . . . .         3,312,667
                 Thereafter. . . . . . . . . . . .         8,672,682
                                                         -----------
                 Total . . . . . . . . . . . . . .       $55,959,878
                                                         ===========

     Additional contingent rent (based on sales by property tenants) included in consolidated rental income was as follows for the years ended December 31, 1998, 1997 and 1996:

                 1996. . . . . . . . . . . . . . .          $300,141
                 1997. . . . . . . . . . . . . . .            --
                 1998. . . . . . . . . . . . . . .            25,308
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

    Future minimum rental commitments under this lease are as follows:

                      1999 . . . . . . . . . . .     $   212,230
                      2000 . . . . . . . . . . .         212,230
                      2001 . . . . . . . . . . .         212,230
                      2002 . . . . . . . . . . .         252,130
                      2003 . . . . . . . . . . .         252,130
                      Thereafter . . . . . . . .      17,178,015
                                                     -----------
                      Total. . . . . . . . . . .     $18,318,965
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
                                                                UNPAID AT
                                                               DECEMBER 31,
                               1998        1997       1996        1998
                             --------    --------   --------   ------------
Property management
 and leasing fees. . . . . .$ 223,545     302,061    289,483         --
Insurance commissions. . . .   33,467      25,117     27,639         --
Reimbursement (at cost)
 for accounting
 services. . . . . . . . . .   26,079      19,001      9,141       7,331
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .   32,619      39,521     24,234       7,686
Reimbursement (at cost)
 for legal services. . . . .   13,346       7,364      5,451       3,447

                                                                UNPAID AT
                                                               DECEMBER 31,
                               1998        1997       1996        1998
                             --------    --------   --------   ------------

Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related to the on-site
 and other costs for
 the Partnership and
 its investment
 properties. . . . . . . . .       14          28      --            --
                             --------     -------    -------      ------
                             $329,070     393,092    355,948      18,464
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

                                                                                                       SCHEDULE III
                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES
                                  CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    DECEMBER 31, 1998
                                       INITIAL COST TO                                GROSS AMOUNT AT WHICH CARRIED
                                       PARTNERSHIP (A)                                    AT CLOSE OF PERIOD (B)
                                ---------------------------       COSTS         ----------------------------------------
                                 LAND AND       BUILDINGS      CAPITALIZED       LAND AND      BUILDINGS
                                 LEASEHOLD        AND         SUBSEQUENT TO     LEASEHOLD         AND
                  ENCUMBRANCE    INTEREST      IMPROVEMENTS    ACQUISITION       INTEREST     IMPROVEMENTS     TOTAL (E)
                  -----------   -----------    ------------  --------------     ----------    ------------   -----------
OFFICE
 BUILDINGS:
 Cambridge,
  Massachu-
  setts (D). . .  $48,830,304        (C)         27,114,515      13,778,037         (C)         40,892,552    40,892,552
SHOPPING
 MALL:
 Memphis,
  Tennessee
  (D). . . . . .   39,676,002     3,608,935      39,870,758      10,302,002      3,403,077      50,378,618    53,781,695
                  -----------    ----------     -----------      ----------     ----------     -----------   -----------
    Total. . . .  $88,506,306     3,608,935      66,985,273      24,080,039      3,403,077      91,271,170    94,674,247
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
