Form 10-Q
period 1999-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1999-05-17
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For the quarter ended
March 31, 1999                             Commission file number 0-10494



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

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . .      13



PART II     OTHER INFORMATION


Item 3.     Defaults upon Senior Securities . . . . . . . . . .      14

Item 5.     Other Information . . . . . . . . . . . . . . . . .      15

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1997
                                 (UNAUDITED)


                                   ASSETS
                                   ------

                                             MARCH 31,       DECEMBER 31,
                                               1999             1998
                                           -------------     -----------

Current assets:
  Cash and cash equivalents . . . . . .     $  3,404,086       3,240,125
  Rents and other receivables
    (net of allowance for doubtful
    accounts of $470,683 and
    $490,823 at March 31, 1999
    and December 31, 1998,
    respectively) . . . . . . . . . . .          450,356         243,207
  Escrow deposits and restricted
    funds . . . . . . . . . . . . . . .        6,388,716       5,712,511
  Prepaid expenses. . . . . . . . . . .           36,884         154,240
                                            ------------     -----------
          Total current assets. . . . .       10,280,042       9,350,083
                                            ------------     -----------

    Properties held for sale or
      disposition . . . . . . . . . . .       53,539,495      53,497,132
                                            ------------     -----------

        Total investment properties . .       53,539,495      53,497,132
                                            ------------     -----------

Deferred expenses . . . . . . . . . . .        1,725,371       1,833,006
Accrued rents receivable. . . . . . . .           96,976         136,191
Venture partner's deficit in venture. .        1,314,733       1,266,193
                                            ------------     -----------

                                            $ 66,956,617      66,082,605
                                            ============     ===========

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                         CONSOLIDATED BALANCE SHEETS


            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            -----------------------------------------------------


                                             MARCH 31,       DECEMBER 31,
                                               1999             1998
                                           -------------     -----------

Current liabilities:
  Current portion of long-term debt . .     $ 39,676,002      39,676,002
  Accounts payable. . . . . . . . . . .        1,909,597       1,785,119
  Unearned rents. . . . . . . . . . . .          411,487         128,484
  Accrued interest. . . . . . . . . . .        3,665,811       3,572,226
  Accrued real estate taxes . . . . . .          598,780         488,681
                                            ------------     -----------
        Total current liabilities . . .       46,261,677      45,650,512

Tenant security deposits. . . . . . . .          113,215         120,990
Long-term debt, less current portion. .       54,392,041      53,830,304
Deferred revenue. . . . . . . . . . . .          121,437         131,061
                                            ------------     -----------

Commitments and contingencies

        Total liabilities . . . . . . .      100,888,370      99,732,867
                                            ------------     -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . .            1,000           1,000
    Cumulative net earnings (losses). .      (13,444,609)    (13,433,349)
    Cumulative cash distributions . . .       (1,123,608)     (1,123,608)
                                            ------------     -----------
                                             (14,567,217)    (14,555,957)
                                            ------------     -----------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . . .      121,935,233     121,935,233
    Cumulative net earnings (losses). .      (81,802,694)    (81,532,463)
    Cumulative cash distributions . . .      (59,497,075)    (59,497,075)
                                            ------------     -----------
                                             (19,364,536)    (19,094,305)
                                            ------------     -----------
        Total partners' capital
          accounts (deficits) . . . . .      (33,931,753)    (33,650,262)
                                            ------------     -----------

                                            $ 66,956,617      66,082,605
                                            ============     ===========












        See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)




                                                 1999            1998
                                              ----------      ----------

Income:
  Rental income . . . . . . . . . . . . .     $4,435,437       4,661,787
  Interest income . . . . . . . . . . . .         84,347         215,321
                                              ----------      ----------
                                               4,519,784       4,877,108
                                              ----------      ----------

Expenses:
  Mortgage and other interest . . . . . .      2,313,352       2,286,879
  Property operating expenses . . . . . .      2,209,985       2,348,838
  Professional services . . . . . . . . .        135,931         144,386
  Amortization of deferred expenses . . .        107,635         106,963
  General and administrative. . . . . . .         82,912         115,487
                                              ----------      ----------
                                               4,849,815       5,002,553
                                              ----------      ----------
                                                (330,031)       (125,445)
Partnership's share of operations
  of unconsolidated venture . . . . . . .          --             20,894
Venture partner's share of ventures'
  operations. . . . . . . . . . . . . . .         48,540          62,504
                                              ----------      ----------
        Net earnings (loss) . . . . . . .     $ (281,491)        (42,047)
                                              ==========      ==========

        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . .     $    (1.97)           (.29)
                                              ==========      ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . .     $    --             105.00
                                              ==========      ==========



















        See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


                                                 1999            1998
                                              ----------      ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .     $ (281,491)        (42,047)
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses . .        107,635         106,963
    Long-term debt - deferred accrued
      interest. . . . . . . . . . . . . .        561,737         510,176
    Partnership's share of operations
      of unconsolidated venture . . . . .          --            (20,894)
    Venture partner's share of
      venture's operations. . . . . . . .        (48,540)        (62,504)
  Changes in:
    Rents and other receivables . . . . .       (207,149)        279,731
    Escrow deposits and restricted
      funds . . . . . . . . . . . . . . .       (676,205)       (720,227)
    Prepaid expenses. . . . . . . . . . .        117,356           9,734
    Accrued rents receivable. . . . . . .         39,215          20,113
    Accounts payable. . . . . . . . . . .        124,478        (218,769)
    Unearned rents. . . . . . . . . . . .        283,003          70,917
    Accrued interest. . . . . . . . . . .         93,585         957,543
    Accrued real estate taxes . . . . . .        110,099         (41,800)
    Tenant security deposits. . . . . . .         (7,775)        (23,733)
    Deferred revenue. . . . . . . . . . .         (9,624)         (8,798)
                                            ------------     -----------
        Net cash provided by (used in)
          operating activities. . . . . .        206,324         816,405
                                            ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . .        (42,363)          --
  Payment of deferred expenses. . . . . .          --            (86,003)
  Proceeds from sale of investment
    property. . . . . . . . . . . . . . .          --          3,980,395
                                            ------------     -----------
        Net cash provided by (used in)
          investing activities. . . . . .        (42,363)      3,894,392
                                            ------------     -----------

Cash flows from financing activities:
  Distributions to limited partners . . .          --        (14,429,100)
  Distributions to general partners . . .          --             (7,162)
                                            ------------     -----------
        Net cash provided by (used in)
          financing activities. . . . . .          --        (14,436,262)
                                            ------------     -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . .        163,961      (9,725,465)
        Cash and cash equivalents,
          beginning of year . . . . . . .      3,240,125      13,840,535
                                            ------------     -----------
        Cash and cash equivalents,
          end of period . . . . . . . . .   $  3,404,086       4,115,070
                                            ============     ===========

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                 1999            1998
                                              ----------      ----------

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest. . . . . . . . . . . . . . .   $  1,658,030         819,160
                                            ============     ===========
  Non-cash investing and financing
    activities. . . . . . . . . . . . . .   $      --              --
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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998

                                 (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1999, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partner's share, for the three months ended March 31, 1999 and 1998 for these properties and for properties sold or disposed of in the past two years were ($16,197) and $330,206, respectively. In addition, the accompanying consolidated financial statements include $20,894 of the Partnership's share of total property operations of $152,233 for its unconsolidated property for the three months ended March 31, 1998 which was sold in December 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1999 and for the three months ended
March 31, 1999 and 1998 were as follows:

                                                              Unpaid at
                                                              March 31,
                                      1999         1998         1999
                                    --------     -------     -------------
Property management
 and leasing fees . . . . . . .     $ 41,256      64,052          --
Insurance commissions . . . . .        --          1,427          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . . .       18,011      16,486          --
                                    --------     -------        ------
                                    $ 59,267      81,965          --
                                    ========     =======        ======

     The Corporate General Partner had deferred payment of partnership management fees of $11,936. In addition, distributions to the General Partners of the first quarter 1991 net cash flow of the Partnership aggregating $7,162 had been deferred. The General Partners and their affiliates had also deferred payment of the Partnership's share of property management and leasing fees of approximately $171,000 for the Partnership's unconsolidated venture. These amounts, which did not bear interest, were paid during the quarter ended March 31, 1998.

RIVERFRONT OFFICE BUILDING

     The Cambridge, Massachusetts market, in which the property operates, has been improving. As a result, the venture has recently been successful in attracting new tenants to the property such that as of March 31, 1999, the property was 100% occupied. However, if future operating shortfalls are greater than expected and funding of deficits becomes necessary, the Partnership would make a decision whether or not to commit additional funds to this investment property based on, among other things, the likelihood of the return of such additional investment plus a reasonable profit thereon. The amount of liquidity this investment property can provide to the Partnership is dependent on the property's value and the satisfaction of certain preference levels to the unaffiliated venture partner pursuant to the joint venture agreement and/or the successful consummation of an agreement in principle, as discussed below, to dispose of the Partnership's interest in the property.

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

     In addition, as a condition of the loan restructure discussed above, the ground lease was amended and provides for the deferral of any and all ground lease payments from February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. However, if the property produces certain levels of gross receipts (as defined by the restructured loan) for the years 1998 through 2003, the restructured loan allows for partial payments of ground rent to be reinstated. Ground rent payments did not resume in 1998 and, based on current projections, the venture does not expect ground rent payments to resume in 1999. The ground lessor is a general partner of the venture partner. At March 31, 1999, the total amount of deferred and accrued ground lease expense is approximately $1,065,000.

     The joint venture has been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner have reached an agreement in principle to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, which includes the underlying lender. If the agreement is consummated, the Partnership will receive $9,300,000 and the venture partner will receive $454,545 as well as interests in the new joint venture in exchange for their respective interests in the property. In addition, the existing joint venture will no longer be liable for the underlying mortgage debt (approximately $49,392,000 at March 31, 1999). There can be no assurances that the Partnership's interest in the property will be transferred under the terms of the agreement in principle or under any other terms. However, if the Partnership is successful in transferring its interest in the property under the terms of the agreement in principle, the Partnership would no longer have an ownership interest in the property and would recognize a significant gain for financial reporting and Federal income tax purposes with approximately $9,300,000 (less transaction costs) in distributable proceeds in 1999.

MALL OF MEMPHIS

     As discussed more fully below, in May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan.

     Occupancy at the property was 67% at March 31, 1999. The mall had experienced a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidating. In addition, the property had been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continued to perform well, overall tenant sales at the property continued to decline. Due to poor sales performances, many tenants were electing not to renew their leases or were renewing at lower rates. Several other tenants whose leases were not due to expire in the near term had approached the Partnership seeking rent relief. The Partnership had granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow had been decreasing and was expected to decline further in the future.

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. At March 31, 1999, these notes had an aggregate principal balance of $39,676,002 and accrued but unpaid interest of approximately $2,738,000. As a result, the Partnership was in default and these mortgage notes were classified as current in its consolidated financial statements. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow. During 1998, the Partnership recouped its 1997 advance and began remitting cash flow payments to the lender. Such cash flow payments were net of repayment of the Partnership's 1997 advance and estimated future property operating deficits related to real estate tax obligations. Accordingly, as of June 30, 1998, the Partnership classified all property cash as restricted. The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, resulting in the Partnership no longer having an ownership interest in the property. The Partnership has no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. As a result, the Partnership will recognize a gain for financial reporting and Federal income tax purposes with a substantially smaller amount of corresponding distributable proceeds in 1999.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1997 in the amount of $300,000 on a recourse basis. The Partnership made the June 1, 1997 guaranteed debt service payment in December 1998. The note payable was secured only by the venture partner's former partnership interest in the joint venture and was non-recourse to the Partnership. As a result of the Partnership transferring title to the property owned by the joint venture in May 1999, as discussed above, the Partnership is not obligated to pay the outstanding principal and interest (approximately $5,926,000 at March 31, 1999).

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property as required by the previous settlement with the lender. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. In dismissing the action, the court apparently relied upon a release given by the management company relative to the settlement of its claims against the lender and the termination of its management contract for the property. Such settlement was the result of claims made by the management company in a separate lawsuit, due to the non-payment of management fees. Though the intent of the management company in providing the release was confined to matters relative to management only, the court apparently ruled that it covered the earlier transaction with the joint venture as well. In addition, the former lender filed a claim and subsequently received an order against the joint venture for legal fees expended in the litigation (the Partnership's potential share of such amount is approximately $300,000). The joint venture has appealed the dismissal of the lawsuit. The joint venture and the lender agreed to cap the fee award and the venture then posted a bond on that amount. If the joint venture's appeal of the dismissal is successful, the joint venture will have no obligation for the fees. In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. There can be no assurance that the litigation will ultimately be successful, or that the Partnership will ultimately realize any amounts (or avoid any payments) with respect thereto. If the joint venture is unable to negotiate a settlement in such lawsuit, the Partnership may elect to contribute its share of the outstanding judgment for the lender's legal fees and then withdraw from the joint venture. Such election would be based upon, among other things, a determination by the Partnership that the expected gain from litigation, taking into account the prospects for success, would likely be insufficient to offset the costs of operating the Partnership through a lengthy appeal process.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

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

     The Partnership is also aware that, in November 1998 and March 1999, unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase between 3.0% and 4.7% of the Interests in the Partnership at between $20 and $35 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. These offers have expired.

     As of the date of this report, the Partnership is aware that 4.39% of the Interests have been purchased by unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1999, the Partnership had cash and cash equivalents of approximately $3,404,000. Such funds are available for working capital requirements. Based upon current market conditions, the Partnership had decided not to commit any additional amounts to the Mall of Memphis which had been incurring net operating deficits. The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, which resulted in the Partnership no longer having an ownership interest in such property. The Partnership has no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. Consequently, the Partnership will recognize a gain for financial reporting and Federal income tax purposes, with a substantially smaller amount of corresponding distributable proceeds, in 1999.

     Although the Partnership is hopeful it will be able to distribute sale proceeds from the disposition of the Riverfront Office Building, the Limited Partners are expected to receive significantly less than their full original investment from all sources. The General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining investment property as quickly as practicable. Other than some modest reserves for certain typical representations and warranties expected to be made in conjunction with the disposition of the Partnership's interest in the Riverfront Office Building, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the remaining property is sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in rents and other receivables at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of receipts of rental income at Mall of Memphis.

     The increase in escrow deposits and restricted funds at March 31, 1999 as compared to December 31, 1998 is primarily due to (i) the Partnership's classification beginning in 1998 of all property cash at the Mall of Memphis as restricted and (ii) the timing of payment of real estate taxes at the Riverfront Office Building and deposits of 1999 net cash flow generated by the Riverfront Office Building into escrow as required by the underlying lender, partially offset by the Partnership's payment to the underlying lender for the Mall of Memphis of approximately $1,036,000 representing cash flow generated by the property during the fourth quarter of 1998.

     The decrease in prepaid expenses at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of payment of property insurance premiums at the Mall of Memphis.

     The increase in unearned rents at March 31, 1999 as compared to December 31, 1998 is primarily due to the timing of receipts of rental income at the Riverfront Office Building.

     The increase in accrued real estate taxes at March 31, 1999 as compared to December 31, 1999 is primarily due to the timing of payment of real estate taxes at the Mall of Memphis.

     The decrease in interest income for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to the temporary investment in 1998 of the approximately $11,000,000 in proceeds from the 1997 sale of the Partnership's interest in the 767 Third Avenue Office Building until the February 28, 1998 distribution of such proceeds to the Holders of Interests.

     The Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1998 is primarily the Partnership's share of interest income earned by the venture on the sale proceeds prior to the venture's distribution to the Partnership of its share of such proceeds in February 1998.

     The decrease in venture partner's share of ventures' operations for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to a decrease in operating losses at the Riverfront Office Building in 1999 due to an increase in property occupancy and rental income.

YEAR 2000

     The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.


PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the Notes to Consolidated Financial Statements filed with this report for discussions of defaults under the mortgage notes secured by the Mall of Memphis investment property, which discussions are hereby incorporated herein by reference.


     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                     1998                                  1999
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At      At       At
                                      3/31       6/30       9/30      12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----      -----     ----     ----   -----    -----
1.  Mall of Memphis
     Memphis, Tennessee (A) . . .      86%        86%        79%        75%      67%

2.  Riverfront Office Building
     Cambridge, Massachusetts . .      96%       100%        97%        98%     100%



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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                        Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: May 12, 1999