Form 10-Q
period 1999-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1999-08-16
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
June 30, 1999                         Commission file number 0-10494



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

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1999 AND DECEMBER 31, 1997
                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 13,376,509      3,240,125
  Rents and other receivables (net of allowance for doubtful accounts of $0 and $490,823 at June 30, 1999
    and December 31, 1998, respectively). . . . . . . . . . . . . . .            38,969        243,207
  Escrow deposits and restricted
    funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           312,053      5,712,511
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --           154,240
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .        13,727,531      9,350,083
                                                                           ------------    -----------

    Properties held for sale or disposition . . . . . . . . . . . . .             --        53,497,132
                                                                           ------------    -----------

        Total investment properties . . . . . . . . . . . . . . . . .             --        53,497,132
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             --         1,833,006
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .             --           136,191
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .             --         1,266,193
                                                                           ------------    -----------

                                                                           $ 13,727,531     66,082,605
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $      --        39,676,002
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           146,227      1,785,119
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           128,484
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .             --         3,572,226
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .             --           488,681
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .           146,227     45,650,512

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             --           120,990
Long-term debt, less current portion. . . . . . . . . . . . . . . . .             --        53,830,304
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           131,061
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .           146,227     99,732,867
                                                                           ------------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (12,990,151)   (13,433,349)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,123,608)    (1,123,608)
                                                                           ------------    -----------
                                                                            (14,112,759)   (14,555,957)
                                                                           ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (34,744,095)   (81,532,463)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (59,497,075)   (59,497,075)
                                                                           ------------    -----------
                                                                             27,694,063    (19,094,305)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .        13,581,304    (33,650,262)
                                                                           ------------    -----------
                                                                           $ 13,727,531     66,082,605
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                (UNAUDITED)
                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1999          1998          1999          1998
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,399,194     4,522,131     6,834,631     9,183,918
  Interest income . . . . . . . . . . . . . . .       105,346        51,928       189,693       267,249
                                                  -----------    ----------    ----------    ----------
                                                    2,504,540     4,574,059     7,024,324     9,451,167
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .     1,495,334     2,268,291     3,808,686     4,555,170
  Property operating expenses . . . . . . . . .     1,513,109     2,381,883     3,723,094     4,730,721
  Professional services . . . . . . . . . . . .        35,748       135,193       171,679       279,579
  Amortization of deferred expenses . . . . . .        73,808       133,441       181,443       240,404
  General and administrative. . . . . . . . . .       131,768       111,395       214,680       226,882
                                                  -----------    ----------    ----------    ----------
                                                    3,249,767     5,030,203     8,099,582    10,032,756
                                                  -----------    ----------    ----------    ----------
                                                     (745,227)     (456,144)   (1,075,258)     (581,589)
Partnership's share of operations
  of unconsolidated venture . . . . . . . . . .         --           17,312         --           38,206
Venture partner's share of ventures'
  operations. . . . . . . . . . . . . . . . . .        56,134       114,402       104,674       176,906
                                                  -----------    ----------    ----------    ----------
        Earnings (loss) before gains on
          sale or disposition of
          investment property . . . . . . . . .      (689,093)     (324,430)     (970,584)     (366,477)

Gains (loss) on sale or disposition of
  investment property or interest in
  investment property . . . . . . . . . . . . .    42,724,543         --       42,724,543         --
                                                  -----------    ----------    ----------    ----------
        Earnings (loss) before extra-
          ordinary items. . . . . . . . . . . .    42,035,450         --       41,753,959         --

Extraordinary items . . . . . . . . . . . . . .     5,477,607         --        5,477,607         --
                                                  -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . .   $47,513,057      (324,430)   47,231,566      (366,477)
                                                  ===========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1999          1998          1999          1998
                                                  -----------    ----------   -----------    ----------

Net earnings (loss) per limited partnership
 Interest:
  Earnings (loss) before gains on
    sale or disposition of investment
    property or interest in investment
    property. . . . . . . . . . . . . . . . . .   $     (4.81)        (2.27)        (6.78)        (2.56)
  Gain (loss) on sale or disposition of
    investment property or interest in
    investment property . . . . . . . . . . . .        307.82         --           307.82         --
  Extraordinary items . . . . . . . . . . . . .         39.46         --            39.46         --
                                                  -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . .   $    342.47         (2.27)       340.50         (2.56)
                                                  ===========    ==========    ==========    ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . .   $     --            --                         105.00
                                                  ===========    ==========    ==========    ==========















                       See accompanying notes to consolidated financial statements.


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                (UNAUDITED)


                                                                                1999            1998
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $47,231,566       (366,477)
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      181,443        240,404
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    1,008,260      1,032,780
    Partnership's share of operations of unconsolidated venture . . . . . .        --           (38,206)
    Venture partner's share of venture's operations . . . . . . . . . . . .     (104,674)      (176,906)
    Gain on sale or disposition of investment property or
      interest in investment property . . . . . . . . . . . . . . . . . . .  (42,724,543)         --
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,477,607)         --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       17,489        398,444
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .    2,071,805     (2,023,734)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (106,230)        76,741
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       --             40,217
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      365,305            266
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,180       (124,878)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (966,208)     2,080,418
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (106,931)       (55,780)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (9,624)       (36,232)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (131,061)       (17,795)
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .    1,265,170      1,029,262
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (372,701)      (668,853)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (28,585)      (339,487)
  Proceeds from sale of investment property or interest in
    investment property . . . . . . . . . . . . . . . . . . . . . . . . . .    9,272,500      3,980,394
                                                                            ------------    -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . . . . . . . . . . . . . .    8,871,214      2,972,054
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1999            1998
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .        --       (14,429,100)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        --            (7,162)
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .        --       (14,436,262)
                                                                            ------------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .   10,136,384    (10,434,946)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    3,240,125     13,840,535
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 13,376,509      3,405,589
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  3,766,634      1,441,972
                                                                            ============    ===========

  Non-cash investing and financing activities:
    Activity due to disposition of investment property:
      Reduction of property held for sale or disposition. . . . . . . . . . $ 29,769,839          --
      Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . .  (44,676,002)         --
      Reduction of accrued interest payable . . . . . . . . . . . . . . . .   (2,327,616)         --
      Reduction of net assets (liabilities) . . . . . . . . . . . . . . . .      269,840          --
                                                                            ------------    -----------
          Total gain on disposition of investment property
            (including extraordinary items) . . . . . . . . . . . . . . . . $ 16,963,939          --
                                                                            ============    ===========
    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . . $ 31,238,211      3,980,394
      Basis in investment property. . . . . . . . . . . . . . . . . . . . .  (21,965,711)         --
                                                                            ------------    -----------
          Cash proceeds from sale of interest in
            investment property . . . . . . . . . . . . . . . . . . . . . . $  9,272,500      3,980,394
                                                                            ============    ===========
      Net assets and venture partner's deficit in venture
        written off upon sale of interest in investment
        property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,370,867          --
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

                        JUNE 30, 1999 AND 1998

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership and its consolidated ventures had previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption.
The results of operations, net of venture partner's share, for the six months ended June 30, 1999 and 1998 for these properties were ($551,401) and $78,727, respectively. In addition, the accompanying consolidated financial statements include $38,206 of the Partnership's share of total property operations of $278,359 for its unconsolidated property for the six months ended June 30, 1998 which was sold in December 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 were as follows:

                                                         Unpaid at
                                                          June 30,
                                   1999        1998        1999
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $ 71,412    121,368          --
Insurance commissions . . . .       2,074     31,374          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      36,022     32,957        7,931
                                 --------    -------       ------
                                 $109,508    185,699        7,931
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

RIVERFRONT OFFICE BUILDING

     On June 10, 1999, the Partnership, through the Riverfront Office Park joint venture, transferred its interest in the Riverfront Office Building and the ground lease of the underlying land. For its interest in the property, the Partnership received a payment of $9,300,000 (before costs of sale) and release of its liability for the mortgage debt secured by the property, which had an outstanding balance of approximately $49,800,000 (of which the Partnership's share is approximately $24,900,000) at closing. In addition, for its interest in the property, the unaffiliated venture partner in the venture (or the partners in such unaffiliated venture partner) received a payment of approximately $455,000 and an approximate 9.6% interest in the newly formed joint venture. The joint venture is not affiliated with the Partnership or its General Partners, and the amount paid for the Partnership's interest in the property was determined by arm's-length negotiations.

     The joint venture had been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner reached an agreement to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, whose affiliate held the mortgage loan secured by the property. The property was classified as held for sale or disposition as of December 31, 1996 and therefore has not been subject to continued depreciation from such date for financial reporting purposes. As a result of this transaction, the Partnership expects to recognize a gain of approximately $31,200,000 for financial reporting purposes and approximately $24,000,000 for Federal income tax purposes in 1999. In addition, in connection with the transfer of the Partnership's interest and as is customary in such transactions, the venture agreed to certain representations and warranties with a stipulated survival period which expires June 10, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties which cannot exceed the cash payment received by the Partnership for its interest in the property.

MALL OF MEMPHIS

     As discussed more fully below, in May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan.

     Occupancy at the property was 67% at the date of the transfer. The mall had experienced a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidating. In addition, the property had been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continued to perform well, overall tenant sales at the property continued to decline. Due to poor sales performances, many tenants were electing not to renew their leases or were renewing at lower rates. Several other tenants whose leases were not due to expire in the near term had approached the Partnership seeking rent relief. The Partnership had granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow had been decreasing and was expected to decline further in the future.

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow. During 1998, the Partnership recouped its 1997 advance and began remitting cash flow payments to the lender. The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, resulting in the Partnership no longer having an ownership interest in the property. The Partnership has no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. As a result, the Partnership will recognize a gain of approximately $11,500,000 and an extraordinary loss due to the write off of the deferred mortgage fees of approximately $500,000 for financial reporting purposes and approximately $11,600,000 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1996 and June 1, 1997 each in the amount of $300,000 on a recourse basis. The Partnership made the June 1, 1996 and June 1, 1997 guaranteed debt service payments in December 1997 and December 1998, respectively. The remaining note payable was secured only by the venture partner's former partnership interest in the joint venture and was non-recourse to the Partnership. As a result of the Partnership transferring title to the property owned by the joint venture in May 1999, as discussed above, the Partnership is not obligated to pay the outstanding principal and interest and will recognize an extraordinary gain of approximately $5,980,000 for financial reporting purposes and gain for Federal income tax purposes in 1999.

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture has appealed such dismissal. There is no assurance that the litigation will ultimately be successful or that the Partnership will ultimately realize any amounts (or avoid any payments) with respect thereto. During the quarter, the joint venture reached an agreement in principle with the lender to settle the lawsuit. If such agreement in principle is finalized, the Partnership will not be liable for the former lender's legal fees. There can be no assurance that this settlement will be consummated on these or any other terms. In addition, the former lender has filed a claim and received an order against the joint venture for legal fees expended in the litigation. The joint venture and the former lender agreed to cap the fee award and the joint venture then posted a bond on that amount. If the joint venture's appeal is successful, it will have no obligation for the former lender's legal fees. In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. If the joint venture is unable to consummate the settlement in such lawsuit, the Partnership may, among other things, elect to contribute its share of the outstanding judgment for the lender's legal fees and withdraw from the joint venture.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998.

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

     The Partnership is also aware that, between November 1998 and May 1999, unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase between 2.2% and 4.7% of the Interests in the Partnership at between $20 and $40 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. These offers have expired.

     As of the date of this report, the Partnership is aware that 5.02% of the Interests have been purchased by unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1999, the Partnership had cash and cash equivalents of approximately $13,376,000. Such funds are available for potential liabilities, if any, related to the representations and warranties made upon the sale of the Partnership's interest in Riverfront Office Building, working capital requirements and distribution to the Partners.

     Based upon current market conditions, the Partnership had decided not to commit any additional amounts to the Mall of Memphis which had been incurring net operating deficits. The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, which resulted in the Partnership no longer having an ownership interest in such property. The Partnership has no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. Consequently, the Partnership will recognize a gain of approximately $11,500,000 and an extraordinary loss of approximately $500,000 for financial reporting purposes and approximately $11,600,000 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1996 and June 1, 1997 each in the amount of $300,000 on a recourse basis. The Partnership made the June 1, 1996 and June 1, 1997 guaranteed debt service payments in December 1997 and December 1998, respectively. The remaining note payable was secured only by the venture partner's former partnership interest in the joint venture and was non-recourse to the Partnership. As a result of the Partnership transferring title to the property owned by the joint venture in May 1999, as discussed above, the Partnership is not obligated to pay the outstanding principal and interest and will recognize an extraordinary gain of approximately $5,980,000 for financial reporting purposes and gain for Federal income tax purposes in 1999.

     On June 10, 1999, the Partnership, through the Riverfront Office Park joint venture, transferred its interest in the Riverfront Office Building and the ground lease of the underlying land. For its interest in the property, the Partnership received a payment of $9,300,000 (before costs of sale) and release of its liability for the mortgage debt secured by the property, which had an outstanding balance of approximately $49,800,000 (of which the Partnership's share is approximately $24,900,000) at closing. In addition, for its interest in the property, the unaffiliated venture partner in the venture (or the partners in such unaffiliated venture partner) received a payment of approximately $455,000 and an approximate 9.6% interest in a newly formed joint venture. The joint venture is not affiliated with the Partnership or its General Partners, and the amount paid for the Partnership's interest in the Property was determined by arm's-length negotiations.

     The joint venture had been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner reached an agreement to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, whose affiliate held the mortgage loan secured by the property. The property was classified as held for sale or disposition as of December 31, 1996 and therefore has not been subject to continued depreciation from such date for financial reporting purposes. As a result of this transaction, the Partnership expects to recognize a gain of approximately $31,200,000 for financial reporting purposes and approximately $24,000,000 for Federal income tax purposes in 1999. In addition, in connection with the transfer of the Partnership's interest and as is customary in such transactions, the venture agreed to certain representations and warranties with a stipulated survival period which expires June 10, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties which cannot exceed the cash payment received by the Partnership for its interest in the property.

     Although the Partnership expects to distribute proceeds from the sale of its interest in the Riverfront Office Building of $7,557,550 ($55 per Interest) to the Limited Partners in August 1999, the Limited Partners are expected to receive significantly less than their full original investment from all sources. In connection with the planned liquidation and termination of the Partnership, the Corporate General Partner may cause the formation of a liquidating trust on or before December 31, 1999, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Corporate General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.

RESULTS OF OPERATIONS

     Significant fluctuations between periods in the accompanying consolidated financial statements are primarily the result of the disposition of the Mall of Memphis in May 1999 and the sale of the Partnership's interest in the Riverfront Office Building in June 1999. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of the sale and disposition.

     The increase in cash and cash equivalents at June 30, 1999 as compared to December 31, 1998 is primarily due to the sale proceeds received (approximately $9,300,000) from the sale of the Partnership's interest in the Riverfront Office building in June 1999.

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

                                                1998                                1999
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Mall of Memphis
     Memphis, Tennessee (A) . .     86%        86%       79%       75%      67%     N/A

2.  Riverfront Office Building
     Cambridge, Massachusetts .     96%       100%       97%       98%     100%     N/A



     (A)   Occupancy levels include temporary tenants.

     An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.



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

      27.      Financial Data Schedule


   (b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report.

               The Partnership's Report on Form 8-K (File No. 0-10494) for May 14, 1999, dated June 1, 1999 describing the Partnership's disposition of the Mall of Memphis was filed.

               The Partnership's Report on Form 8-K (File No. 0-10494) for June 10, 1999, dated June 24, 1999 describing the transfer of the Partnership's interest in the Riverfront Office Building was filed.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 13, 1999