Form 10-Q
period 1999-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 1999-11-15
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
September 30, 1999                    Commission file number 0-10494



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

                                        CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  5,668,084      3,240,125
  Rents and other receivables (net of allowance for doubtful accounts of $0 and $490,823 at September 30, 1999
    and December 31, 1998, respectively). . . . . . . . . . . . . . .            23,969        243,207
  Escrow deposits and restricted
    funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,435      5,712,511
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --           154,240
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         5,741,488      9,350,083
                                                                           ------------    -----------

    Properties held for sale or disposition . . . . . . . . . . . . .             --        53,497,132
                                                                           ------------    -----------

        Total investment properties . . . . . . . . . . . . . . . . .             --        53,497,132
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             --         1,833,006
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .             --           136,191
Venture partner's deficit in venture. . . . . . . . . . . . . . . . .             --         1,266,193
                                                                           ------------    -----------

                                                                           $  5,741,488     66,082,605
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $      --        39,676,002
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           163,420      1,785,119
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           128,484
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .             --         3,572,226
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .             --           488,681
                                                                           ------------    -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .           163,420     45,650,512

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             --           120,990
Long-term debt, less current portion. . . . . . . . . . . . . . . . .             --        53,830,304
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           131,061
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .           163,420     99,732,867
                                                                           ------------    -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (13,000,607)   (13,433,349)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,123,608)    (1,123,608)
                                                                           ------------    -----------
                                                                            (14,123,215)   (14,555,957)
                                                                           ------------    -----------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       121,935,233    121,935,233
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (35,179,325)   (81,532,463)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (67,054,625)   (59,497,075)
                                                                           ------------    -----------
                                                                             19,701,283    (19,094,305)
                                                                           ------------    -----------
        Total partners' capital accounts (deficits) . . . . . . . . .         5,578,068    (33,650,262)
                                                                           ------------    -----------
                                                                           $  5,741,488     66,082,605
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                (UNAUDITED)
                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1999          1998          1999          1998
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $     --        4,495,417     6,834,631    13,679,335
  Interest income . . . . . . . . . . . . . . .       129,599        72,431       319,292       339,680
                                                  -----------    ----------    ----------    ----------
                                                      129,599     4,567,848     7,153,923    14,019,015
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .         --        2,277,345     3,808,686     6,832,515
  Property operating expenses . . . . . . . . .        35,429     2,081,717     3,758,523     6,812,438
  Professional services . . . . . . . . . . . .       232,259        27,571       403,938       270,355
  Amortization of deferred expenses . . . . . .         --          123,197       181,443       363,601
  General and administrative. . . . . . . . . .        61,888        69,778       276,568       296,660
                                                  -----------    ----------    ----------    ----------
                                                      329,576     4,579,608     8,429,158    14,575,569
                                                  -----------    ----------    ----------    ----------
                                                     (199,977)      (11,760)   (1,275,235)     (556,554)
Partnership's share of operations
  of unconsolidated venture . . . . . . . . . .         --             (663)        --           37,543
Venture partner's share of ventures'
  operations. . . . . . . . . . . . . . . . . .         --           27,327       104,674       204,233
                                                  -----------    ----------    ----------    ----------
        Earnings (loss) before gains on
          sale or disposition of
          investment property . . . . . . . . .      (199,977)       14,904    (1,170,561)     (314,778)

Gains (loss) on sale or disposition of
  investment property or interest in
  investment property . . . . . . . . . . . . .      (245,709)        --       42,478,834         --
                                                  -----------    ----------    ----------    ----------
        Earnings (loss) before extra-
          ordinary items. . . . . . . . . . . .      (445,686)       14,904    41,308,273      (314,778)

Extraordinary items . . . . . . . . . . . . . .         --            --        5,477,607         --
                                                  -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . .   $  (445,686)       14,904    46,785,880      (314,778)
                                                  ===========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1999          1998          1999          1998
                                                  -----------    ----------   -----------    ----------

Net earnings (loss) per limited partnership
 Interest:
  Earnings (loss) before gains on
    sale or disposition of investment
    property or interest in investment
    property. . . . . . . . . . . . . . . . . .   $     (1.40)          .10         (8.18)        (2.20)
  Gain (loss) on sale or disposition of
    investment property or interest in
    investment property . . . . . . . . . . . .         (1.77)        --           306.05         --
  Extraordinary items . . . . . . . . . . . . .         --            --            39.46         --
                                                  -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . .   $     (3.17)          .10        337.33         (2.20)
                                                  ===========    ==========    ==========    ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . .   $     55.00         --            55.00        105.00
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


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                (UNAUDITED)


                                                                                1999            1998
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $46,785,880       (314,778)
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      181,443        363,601
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    1,008,260      1,568,116
    Partnership's share of operations of unconsolidated venture . . . . . .        --           (37,543)
    Venture partner's share of venture's operations . . . . . . . . . . . .     (104,674)      (204,233)
    Gain on sale or disposition of investment property or
      interest in investment property . . . . . . . . . . . . . . . . . . .  (42,478,834)         --
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,477,607)         --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       32,489        350,416
    Escrow deposits and restricted funds. . . . . . . . . . . . . . . . . .    2,334,423     (2,163,688)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (106,230)       (57,449)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --            69,829
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      382,498           (540)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,180        (82,100)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,211,917)     2,127,237
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (106,931)       (78,228)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (9,624)       (48,598)
    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (131,061)       (26,996)
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .    1,114,295      1,465,046
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (372,701)    (1,043,459)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (28,585)      (466,273)
  Proceeds from sale of investment property or interest in
    investment property . . . . . . . . . . . . . . . . . . . . . . . . . .    9,272,500      3,980,394
                                                                            ------------    -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . . . . . . . . . . . . . .    8,871,214      2,470,662
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1999            1998
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (7,557,550)   (14,429,100)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        --            (7,162)
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (7,557,550)   (14,436,262)
                                                                            ------------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    2,427,959    (10,500,554)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    3,240,125     13,840,535
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $  5,668,084      3,339,981
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  4,012,343      3,137,162
                                                                            ============    ===========

  Non-cash investing and financing activities:
    Activity due to disposition of investment property:
      Reduction of property held for sale or disposition. . . . . . . . . . $(29,769,839)         --
      Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . .   44,676,002          --
      Reduction of accrued interest payable . . . . . . . . . . . . . . . .    2,081,907          --
      Reduction of net (assets) liabilities . . . . . . . . . . . . . . . .     (269,840)         --
                                                                            ------------    -----------
          Total gain on disposition of investment property
            (including extraordinary items) . . . . . . . . . . . . . . . . $ 16,718,230          --
                                                                            ============    ===========
    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . . $ 31,238,211          --
      Basis in investment property. . . . . . . . . . . . . . . . . . . . .  (21,965,711)         --
                                                                            ------------    -----------
          Cash proceeds from sale of interest in
            investment property . . . . . . . . . . . . . . . . . . . . . . $  9,272,500          --
                                                                            ============    ===========
      Net assets and venture partner's deficit in venture
        written off upon sale of interest in investment
        property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,370,867          --
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

                      SEPTEMBER 30, 1999 AND 1998

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership and its consolidated ventures had previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption.
The results of operations, net of venture partner's share, for the nine months ended September 30, 1999 and 1998 for these properties were ($568,311) and $253,499, respectively. In addition, the accompanying consolidated financial statements include $37,543 of the Partnership's share of total property operations of $273,527 for its unconsolidated property for the nine months ended September 30, 1998 which was sold in December 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 were as follows:

                                                         Unpaid at
                                                        September 30,
                                   1999        1998        1999
                                 --------    -------    -------------
Property management
 and leasing fees . . . . . .    $ 71,412    170,350          --
Insurance commissions . . . .       2,074     32,674          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      53,513     49,415       11,549
                                 --------    -------       ------
                                 $126,999    252,439       11,549
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

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow. During 1998, the Partnership recouped its 1997 advance and began remitting cash flow payments to the lender. The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, resulting in the Partnership no longer having an ownership interest in the property. The Partnership has no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. As a result, the Partnership will recognize a gain on disposition of approximately $11,300,000 and an extraordinary loss due to the write off of the deferred mortgage fees of approximately $500,000 for financial reporting purposes. The Partnership expects to recognize a gain of approximately $11,600,000 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1996 and June 1, 1997 each in the amount of $300,000 on a recourse basis. The Partnership made the June 1, 1996 and June 1, 1997 guaranteed debt service payments in December 1997 and December 1998, respectively. The remaining note payable was secured only by the venture partner's former partnership interest in the joint venture and was non-recourse to the Partnership. As a result of the Partnership transferring title to the property owned by the joint venture in May 1999, as discussed above, the Partnership is not obligated to pay the outstanding principal and interest and will recognize an extraordinary gain of approximately $5,980,000 for financial reporting purposes and a gain of approximately $5,980,000 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture has appealed such dismissal. There is no assurance that the litigation will ultimately be successful or that the Partnership will ultimately realize any amounts (or avoid any payments) with respect thereto. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. If such agreement in principle is finalized, the Partnership will not be liable for the former lender's legal fees. There can be no assurance that this settlement will be consummated on these or any other terms. In addition, the former lender has filed a claim and received an order against the joint venture for legal fees expended in the litigation. The joint venture and the former lender agreed to cap the fee award and the joint venture then posted a bond on that amount. If the joint venture's appeal is successful, it will have no obligation for the former lender's legal fees. In December 1998, one of the affiliated venture partners, to resolve its claims and liabilities, paid an agreed upon amount to the joint venture in respect of its estimated liabilities related to the litigation and withdrew from the venture. If the joint venture is unable to consummate the settlement in such lawsuit, the Partnership may, among other things, elect to contribute its share of the outstanding judgment for the lender's legal fees and withdraw from the joint venture.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998.

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

     As of the date of this report, the Partnership is aware that 5.03% of the Interests have been purchased by unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1999, the Partnership had cash and cash equivalents of approximately $5,668,000. Such funds are available for potential liabilities, if any, related to the representations and warranties made upon the sale of the Partnership's interest in Riverfront Office Building, working capital requirements and distribution to the Partners.

     Based upon current market conditions, the Partnership had decided not to commit any additional amounts to the Mall of Memphis which had been incurring net operating deficits. The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, which resulted in the Partnership no longer having an ownership interest in such property. The Partnership has no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. Consequently, the Partnership will recognize a gain on disposition of approximately $11,300,000 and an extraordinary loss of approximately $500,000 for financial reporting purposes. The Partnership expects to recognize a gain of approximately $11,600,000 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1996 and June 1, 1997 each in the amount of $300,000 on a recourse basis. The Partnership made the June 1, 1996 and June 1, 1997 guaranteed debt service payments in December 1997 and December 1998, respectively. The remaining note payable was secured only by the venture partner's former partnership interest in the joint venture and was non-recourse to the Partnership. As a result of the Partnership transferring title to the property owned by the joint venture in May 1999, as discussed above, the Partnership is not obligated to pay the outstanding principal and interest and will recognize an extraordinary gain of approximately $5,980,000 for financial reporting purposes and a gain of approximately $5,980,000 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

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

     Although the Partnership distributed, in August 1999, proceeds from the sale of its interest in the Riverfront Office Building of $7,557,550 ($55 per Interest) to the Limited Partners, the Limited Partners are expected to receive significantly less than their full original investment from all sources. In connection with the sale of the Riverfront Office Building, as is customary in similar transactions, the Partnership agreed to certain representations and warranties with a stipulated survival period which expires in June 2000. Due to these representations and warranties, the Partnership had considered establishing a liquidating trust by December 31, 1999, which was expected to save administrative and other expenses. However, the formation of a liquidating trust was subject to the satisfaction of certain contingencies prior to year end, including certain regulatory review and the ability of the Partnership to finalize the Yerba Buena litigation and to resolve a pending real estate tax appeal relating to the Mall of Memphis, which now appear unlikely to be achieved by December 31, 1999. Consequently, the Partnership does not anticipate forming the liquidating trust. The Partnership currently expects to wind up its affairs during the year 2000. However, this will depend upon the Partnership's ability to resolve the pending litigation and the real estate tax appeal discussed above.

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

     The increase in cash and cash equivalents at September 30, 1999 as compared to December 31, 1998 is primarily due to the sale proceeds received (approximately $9,300,000) from the sale of the Partnership's interest in the Riverfront Office building in June 1999 offset by the $7,557,550 ($55 per Interest) distribution to the Limited Partners of a portion of those proceeds in August 1999.

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

                                                1998                                1999
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Mall of Memphis
     Memphis, Tennessee (A) . .     86%        86%       79%       75%      67%     N/A     N/A

2.  Riverfront Office Building
     Cambridge, Massachusetts .     96%       100%       97%       98%     100%     N/A     N/A



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

      10-A.    Agreement for Deed in Lieu of Foreclosure and Exhibits
thereto, by and between Mall of Memphis Associates and the American Mall of Memphis, LLC dated May 14, 1999 are hereby incorporated herein by reference to the Partnership's report for May 14, 1999, on Form 8-K (File No. 0-10494) dated June 1, 1999.

      10-B.    Letter Agreement to the Deed in Lieu of Foreclosure and
Exhibits thereto dated May 24, 1999, related to the Mall of Memphis is hereby incorporated herein by reference to the Partnership's report for May 14, 1999, on Form 8-K (File No. 0-10494) dated June 1, 1999.

      10-C.    Contribution agreement by and between Riverfront Office
Park Joint Venture and BRT/Riverfront LLC dated June 10, 1999 is hereby incorporated herein by reference to the Partnership's report for June 10, 1999, on Form 8-K (File No. 0-10494) dated June 24, 1999.

      27.      Financial Data Schedule


   (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 10, 1999