Form 10-K405
period 1999-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 2000-03-30
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1999                    Commission file number 0-10494



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

                               TABLE OF CONTENTS


                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    5

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    7

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .    7


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    7

Item 6.       Selected Financial Data. . . . . . . . . . . . .    8

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .   10

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .   15

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   16

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   39


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   39

Item 11.      Executive Compensation . . . . . . . . . . . . .   42

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   44

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   45


PART IV

Item 14.      Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K . . . . . . .   45


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   48

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2031. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership sold its interest in/disposed of its remaining investment properties and intends to conduct an orderly liquidation as quickly as practicable upon expiration of the representations and warranties related to the sale of the Partnership's interest in the Riverfront Office Park joint venture. Consequently, the Partnership currently expects to wind up its affairs in 2000. However, this will depend upon the Partnership's ability to resolve real estate tax appeals relating to the Mall of Memphis.

     The Partnership has made the real property investments set forth in the following table:



NAME, TYPE OF PROPERTY                          DATE OF           SALE OR
    AND LOCATION                   SIZE        PURCHASE      DISPOSITION DATE            TYPE OF OWNERSHIP
----------------------          ----------     --------     ------------------           ---------------------
 1.  River Hills Apartments
     Arlington, Texas. .         476 units      4/14/81          11/26/84                fee ownership of land
                                                                                         and improvements
 2.  Wood Forest Glen
     Apartments
     Houston, Texas. . .         336 units      4/15/81           4/2/92                 fee ownership of land
                                                                                         and improvements
 3.  Scotland Yard
     Apartments-Phase I
     Houston, Texas. . .         332 units      4/15/81           11/1/96                fee ownership of land
                                                                                         and improvements
 4.  Somerset Lake
     Apartments
     Indianapolis,
     Indiana.. . . . . .         360 units      6/1/81           11/10/88                fee ownership of land
                                                                                         and improvements
 5.  Pavillion Towers
     Office Complex
     Aurora, Colorado. .         280,000        5/28/81           4/25/86                fee ownership of land
                                  sq.ft.                                                 and improvements (through
                                  n.r.a.                                                 joint venture partnership)
 6.  Bitter Creek
     Apartments
     Grand Prairie,
     Texas . . . . . . .         472 units      6/1/81            6/10/92                fee ownership of land and
                                                                                         improvements (through
                                                                                         joint venture partner-
                                                                                         ship)
 7.  Mall of Memphis
     Memphis, Tennessee.         493,000        8/3/81            5/14/99                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                                                                         venture partnership)
                                                                                         (a)(b)
 8.  767 Third Avenue
     Office Building
     New York, New York.         284,000        9/30/81          10/31/97                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)
                                                                                         (a)(b)






NAME, TYPE OF PROPERTY                          DATE OF           SALE OR
    AND LOCATION                   SIZE        PURCHASE      DISPOSITION DATE            TYPE OF OWNERSHIP
----------------------          ----------     --------     ------------------           ---------------------

 9.  Riverfront Office
     Building
     Cambridge,
     Massachusetts . . .         340,000       10/22/81           6/10/99                fee ownership of improve-
                                  sq.ft.                                                 ments and ground leasehold
                                  n.r.a.                                                 interest in land (through
                                                                                         joint venture partnership)
                                                                                         (a)(b)(c)
10.  Fontaine Woods
     Apartments
     Red Bank,
     Tennessee . . . . .         262 units      12/1/81          12/31/84                fee ownership of land and
                                                                                         improvements (through joint
                                                                                         venture partnership)
11.  El Dorado View
     Apartments
     Webster, Texas. . .         244 units      7/31/81           7/23/96                fee ownership of land and
                                                                                         improvements
12.  Gatehall Plaza
     Office Building
     Parsippany,
     New Jersey. . . . .         118,000        3/11/82          10/31/91                fee ownership of improve-
                                  sq.ft.                                                 ments and ground leasehold
                                  n.r.a.                                                 interest in land (through
                                                                                         joint venture partnership)
13.  824 Market Street
     Office Building
     Wilmington,
     Delaware. . . . . .         195,220        6/15/82          12/12/94                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)
14.  Scotland Yard
     Apartments-Phase II
     Houston, Texas. . .         346 units      6/28/82           11/1/96                fee ownership of land and
                                                                                         improvements
15.  South Point
     Apartments
     Houston, Texas. . .         244 units      5/11/82           7/29/93                fee ownership of land and
                                                                                         improvements
16.  Meadowcrest
     Apartments
     Dallas, Texas . . .         352 units      7/1/82            6/9/92                 fee ownership of land and
                                                                                         improvements





NAME, TYPE OF PROPERTY                          DATE OF           SALE OR
    AND LOCATION                   SIZE        PURCHASE      DISPOSITION DATE            TYPE OF OWNERSHIP
----------------------          ----------     --------     ------------------           ---------------------

17.  Coast Federal
     Office Building
     Pasadena,
     California. . . . .         101,777        9/6/82           11/21/86                fee ownership of land and
                                  sq.ft.                                                 improvements
                                  n.r.a.
18.  National City Center
     Office Building
     Cleveland, Ohio . .         786,400        7/27/83          12/18/97                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)(a)(b)
19.  Yerba Buena West
     Office Building
     San Francisco,
     California. . . . .         267,687        8/30/85           6/24/92                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)

-----------------------

  (a)     This property or the Partnership's interest in this property has been sold.  Reference is made to the
Notes for a description of the sale of such real property investment.

  (b)     Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership has made this real property investment.

  (c)     Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment was situated.



     The Partnership's remaining real property investments were subject to competition from similar types of properties in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, with respect to the Mall of Memphis, the Partnership was in competition for new tenants in a market where significant vacancies were present. Approximate occupancy levels for the properties owned in 1999 are set forth on a quarterly basis in the table set forth in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant mix, tenant allowances and service provided to tenants.

     On May 14, 1999, the Partnership disposed of the Mall of Memphis located in Memphis, Tennessee. Reference is made to the Notes for a further description of such transaction.

     On June 10, 1999, the Partnership sold its interest in the Riverfront Office Park joint venture located in Cambridge, Massachusetts. Reference is made to the Notes for a further description of such transaction.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1999 and 1998 for the Partnership's investment properties owned during 1999:

                                                                    1998                         1999
                                                          -------------------------    -------------------------
                                                          At     At     At      At     At     At     At      At
                                  Principal Business     3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  ------------------     ----   ----   ----   -----   ----   ----  -----   -----
1. Mall of Memphis
     Memphis, Tennessee (A). . .  Retail                  86%    86%    79%     75%    67%    N/A    N/A     N/A

2. Riverfront Office
     Building
     Cambridge,
     Massachusetts . . . . . . .  Insurance/Soft-         96%   100%    97%     98%   100%    N/A    N/A     N/A
                                  ware Development

--------------------

     An "N/A" indicates that the property was sold or disposed of and was not owned by the Partnership at the end of the quarter.

     (A)  Occupancy levels include temporary tenants.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings, other than ordinary litigation incidental to the business of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1999 and 1998.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 13,899 record holders of the 137,410 Interests outstanding of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                     DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1999            1998           1997             1996          1995
                             -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .  $  7,326,484      18,753,207     25,209,762      33,059,440     35,760,756
                              ============    ============   ============    ============   ============
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties
 or interest in invest-
 ment properties and
 extraordinary items . . . .  $ (1,152,443)       (725,993)   (15,489,395)    (14,103,120)    (4,190,895)
Gains on sale of investment
 properties or interest
 in investment properties,
 net of venture partner's
 share . . . . . . . . . . .    31,131,464         400,000     10,705,403      13,480,719          --
Extraordinary items. . . . .    16,821,666           --             --          1,180,286          --
                              ------------    ------------   ------------    ------------   ------------
     Net earnings (loss) . .  $ 46,800,687        (325,993)    (4,783,992)        557,885     (4,190,895)
                              ============    ============   ============    ============   ============

Net earnings (loss) per
 limited partnership
 interest (b):
   Earnings (loss) before
     gains on sale or
     disposition of
     investment properties
     or interest in invest-
     ment properties and
     extraordinary items . .  $      (8.05)          (5.07)       (108.21)         (98.52)        (29.27)




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                               DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995 - CONTINUED


                                  1999             1998          1997            1996            1995
                             -------------   -------------    -----------    ------------   ------------

   Gains on sale or dis-
    position of investment
    properties or interest
    in investment properties,
    net of venture
    partner's share. . . . .        224,29            2.88          77.13           97.12          --
   Extraordinary items . . .        121.20           --             --               8.50          --
                              ------------    ------------   ------------    ------------   ------------
     Net earnings (loss) . .  $     337.44           (2.19)        (31.08)           7.10         (29.27)
                              ============    ============   ============    ============   ============
Total assets . . . . . . . .  $  5,615,429      66,082,605     78,921,540     127,569,676    154,431,514
Long-term debt . . . . . . .  $      --         53,830,304     46,713,811     130,058,240    128,508,546
Cash distributions
 per Interest (c). . . . . .  $      55.00          105.00          --              --             --
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

     During 1997 and 1998, some of the Holders of Interests in the Partnership received from an unaffiliated third party unsolicited tender offers, each to purchase up to 4.5% of the Interests in the Partnership at between $20 and $110 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired.

     In 1999, unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase up to 3.0% of the Interests in the Partnership at between $35 and $40 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. These offers have expired.

     As of the date of this report, the Partnership is aware that 5.03% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1999, the Partnership had cash and cash equivalents of approximately $5,590,000. Such funds are available for potential liabilities, if any, related to the representations and warranties made upon the sale of the Partnership's interest in Riverfront Office Building, working capital requirements and distribution to the Partners. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership.

     Although the Partnership distributed, in August 1999, proceeds from the sale of its interest in the Riverfront Office Building of $7,557,550 ($55 per Interest) to the Holders of Interests, the Holders of Interests are expected to receive significantly less than their full original investment from all sources. No further distributions are anticipated to be made until the final liquidation of the Partnership. In connection with the sale of the Partnership's interest in the Riverfront Office Building, as is customary in similar transactions, the Partnership agreed to certain representations and warranties with a stipulated survival period which expires in June 2000. Due to these representations and warranties, the Partnership had considered establishing a liquidating trust by December 31, 1999, which was expected to save administrative and other expenses. However, the formation of a liquidating trust was subject to the satisfaction of certain contingencies prior to year end, including certain regulatory review and the ability of the Partnership to finalize the Yerba Buena litigation and to resolve a pending real estate tax appeal relating to the Mall of Memphis, which were unable to be achieved by December 31, 1999. Consequently, the Partnership did not form the liquidating trust.
In February 2000, the Yerba Buena litigation was finalized, as discussed below. The Partnership currently expects to wind up its affairs during the year 2000. However, this will depend upon the Partnership's ability to resolve the real estate tax appeal discussed above.

     MALL OF MEMPHIS

     The Mall of Memphis investment property operated in an overbuilt market that was characterized by decreasing occupancy and reduced rent levels. Such competitive conditions had resulted in net cash flow deficits at the property. The lender was unwilling to grant an acceptable loan modification to cover any future net operating deficits. In addition, as more fully discussed below, the Partnership had decided not to commit any additional amounts to the property to cover such deficits and, therefore, suspended the payment of required debt service effective January 1, 1998.

     The mall had experienced a number of store closings, many prior to lease expiration, primarily as a result of tenants filing for bankruptcy and liquidating. In addition, the property had been subjected to increased competition for shoppers and tenants from strip centers and large discount stores in its market area. Although certain tenants continued to perform well, overall tenant sales at the property continued to decline. Due to poor sales performances, many tenants elected not to renew their leases or renewed at lower rates. The Partnership had granted rent relief to certain tenants that could demonstrate that without a reduction in their rent, they would no longer be able to remain in business at the mall. As a result of these market and property conditions, the property's cash flow had been decreasing.

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow. The Partnership recouped its 1997 advance and remitted $2,748,958 and $1,352,846 to the lender representing the property's cash flow for the years ended December 31, 1998 and 1999, respectively.

     The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, which resulted in the Partnership no longer having an ownership interest in such property. The Partnership has no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. Consequently, the Partnership recognized an extraordinary gain on forgiveness of debt of $11,347,490 and an extraordinary loss related to the write-off of deferred mortgage fees of $498,896 for financial reporting purposes. The gain includes the effect of an impairment loss recognized by the Partnership in 1997 of approximately $13,143,000. The Partnership recognized a gain of $11,321,305 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1996 and June 1, 1997 each in the amount of $300,000 on a recourse basis. The Partnership made the June 1, 1996 and June 1, 1997 guaranteed debt service payments in December 1997 and December 1998, respectively. The remaining note payable was secured only by the venture partner's former partnership interest in the joint venture and was non-recourse to the Partnership. As a result of the Partnership transferring title to the property owned by the joint venture in May 1999, as discussed above, the Partnership is not obligated to pay the outstanding principal and interest and recognized an extraordinary gain of $5,973,072 for financial reporting purposes and a gain of $5,909,072 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     The Partnership intends to file real estate tax appeals on behalf of the Mall of Memphis property for the tax years 1990 through 1997. There can be no assurance that the Partnership will be successful in appealing the assessed values or that any significant funds will be available for distribution to the partners after issuing refunds, if any, to tenants at the mall and payment of expenses associated with the appeal.

     The market conditions outlined above caused uncertainty regarding the Partnership's ability to recover the net carrying value of the Mall of Memphis investment property through future operations and sale. Therefore, as of June 30, 1997, the Partnership recorded, as a matter of prudent accounting practice a provision for value impairment of such investment of $13,143,000. Such provision was recorded to reflect the then estimated fair value of the property, less costs to sell.

     RIVERFRONT OFFICE BUILDING

     On June 10, 1999, the Partnership, through the Riverfront Office Park joint venture, sold its interest in the Riverfront Office Building and the ground lease of the underlying land. For its interest in the property, the Partnership received a payment of $9,300,000 (before costs of sale) and release of its liability for the mortgage debt secured by the property, which had an outstanding balance of approximately $49,800,000 (of which the Partnership's share is approximately $24,900,000) at closing. In addition, for its interest in the property, the unaffiliated venture partner in the venture (or the partners in such unaffiliated venture partner) received a payment of approximately $455,000 and an approximate 9.6% interest in a newly formed joint venture. The joint venture is not affiliated with the Partnership or its General Partners, and the amount paid for the Partnership's interest in the Property was determined by arm's-length negotiations.

     The joint venture had been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner reached an agreement to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, whose affiliate held the mortgage loan secured by the property. The property was classified as held for sale or disposition as of December 31, 1996 and therefore has not been subject to continued depreciation from such date for financial reporting purposes. As a result of this transaction, the Partnership recognized a gain of $31,131,464 for financial reporting purposes and $23,145,103 for Federal income tax purposes in 1999. In addition, in connection with the transfer of the Partnership's interest and as is customary in such transactions, the venture agreed to certain representations and warranties with a stipulated survival period which expires June 10, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties which cannot exceed the cash payment received by the Partnership for its interest in the property.

     767 THIRD AVENUE OFFICE BUILDING

     The property had been considered held for sale or disposition as of December 31, 1996, and therefore, was not subject to continued depreciation. On September 30, 1997, the 767 Third Avenue joint venture was liquidated in contemplation of the sale of the Partnership's interest. Accordingly, the pro rata share of the venture's assets and liabilities was distributed to the venture partners in a non-cash transaction. The operations of the 767 Third Avenue Office Building continued under a co-tenancy agreement until October 31, 1997, when the Partnership sold its undivided interest in the property for $11,000,000 (before selling costs and prorations). Although replacement of the joint venture with this co-tenancy arrangement had no economic effect on the Partnership, as of October 1, 1997, the consolidated financial statements no longer reflected 767 Third Avenue Associates' former venture partner's minority interest and reflected only the Partnership's distributed share of the assets and liabilities of the venture. Reference is made to the Notes for a further description of such sale.

     NATIONAL CITY CENTER

     On December 18, 1997, the Carlyle/National City joint venture sold the land and related improvements of the National City Center office building for $82,150,000. Reference is made to the Notes for a further description of such event.

     YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid its unaffiliated former venture partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of such amounts net of certain legal fees is approximately $800,000.

RESULTS OF OPERATIONS

     Significant fluctuations between 1999 as compared to 1998 in the accompanying consolidated financial statements are primarily the result of the disposition of the Mall of Memphis in May 1999 and the sale of the Partnership's interest in the Riverfront Office Building in June 1999. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of the sale and disposition.

     Significant fluctuations between the year ended December 31, 1998 as compared to the year ended December 31, 1997 in the accompanying consolidated financial statements are primarily the result of the sale of the Partnership's interest in the 767 Third Avenue Office Building in October 1997.

     The increase in cash and cash equivalents at December 31, 1999 as compared to December 31, 1998 is primarily due to the sale proceeds received (approximately $9,300,000) from the sale of the Partnership's interest in the Riverfront Office Building in June 1999 offset by the $7,557,550 ($55 per Interest) distribution to the Holders of Interests of a portion of those proceeds in August 1999.

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

     The decrease in depreciation expense for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due to the classification of the Mall of Memphis as held for sale or disposition at June 30, 1997 and, therefore, not subject to continued depreciation as of that date.

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

     The gain on sale of investment properties or interest in investment properties for the year ended December 31, 1999 consists of the gain on the sale of the Partnership's interest in the Riverfront Office Building in June 1999 of $31,131,464. The gain on sale of investment properties or interest in investment properties for the year ended December 31, 1998 is due to $400,000 of deferred gain recognition as a result of the receipt in the fourth quarter of 1998 of a final settlement of past due amounts on the notes receivable related to the 1986 sale of Pavillion Towers. The gains on sale of investment properties or interest in investment properties for the year ended December 31, 1997 is due to the sale of the Partnership's interest in the 767 Third Avenue office building in October 1997 and the sale of the National City Center office building in December 1997.

     The extraordinary items for the year ended December 31, 1999 consist of a gain on forgiveness of debt of $11,347,490 related to the disposition of the Mall of Memphis (which includes the effect of an impairment loss recognized by the Partnership in 1997 of approximately $13,143,000), a loss of $498,896 related the unamortized portion of Mall of Memphis's deferred mortgage and $5,973,072 of gain due the write-off of the debt secured by the former venture partner's former partnership interest in the Mall of Memphis Associates joint venture.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership in the 2000 timeframe.

YEAR 2000

     The Partnership has not experienced any material disruption in its operations or those of its properties in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES



                                     INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Operations, years ended December 31, 1999,
  1998 and 1997

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows, years ended December 31,
  1999, 1998 and 1997

Notes to Consolidated Financial Statements



SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XI (a limited partnership) and consolidated ventures as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XI and consolidated ventures at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1999, in conformity with generally accepted accounting principles.









                                                 KPMG LLP


Chicago, Illinois
March 21, 2000

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS
                                              DECEMBER 31, 1999 AND 1998

                                                        ASSETS
                                                        ------
                                                                                    1999               1998
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $  5,589,641         3,240,125
  Rents and other receivables (net of allowance for doubtful accounts
    of $490,823 at December 31, 1998). . . . . . . . . . . . . . . . . . .            25,788           243,207
  Escrow deposits and restricted funds . . . . . . . . . . . . . . . . . .             --            5,712,511
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              154,240
                                                                                ------------      ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         5,615,429         9,350,083
                                                                                ------------      ------------
Mortgage notes receivable (net of reserve for uncollectibility
  of $327,774 in 1998) . . . . . . . . . . . . . . . . . . . . . . . . . .             --                --

Properties held for sale or disposition. . . . . . . . . . . . . . . . . .             --           53,497,132

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            1,833,006
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .             --              136,191
Venture partner's deficit in venture . . . . . . . . . . . . . . . . . . .             --            1,266,193
                                                                                ------------      ------------

                                                                                $  5,615,429        66,082,605
                                                                                ============      ============




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------
                                                                                    1999               1998
                                                                                ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $      --           39,676,002
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,554         1,785,119
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              128,484
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            3,572,226
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .             --              488,681
                                                                                ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .            22,554        45,650,512

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .             --              120,990
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .             --           53,830,304
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              131,061
                                                                                ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .            22,554        99,732,867

Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .       (12,999,916)      (13,433,349)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (1,123,608)       (1,123,608)
                                                                                ------------      ------------
                                                                                 (14,122,524)      (14,555,957)
                                                                                ------------      ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .       121,935,233       121,935,233
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . .       (35,165,209)      (81,532,463)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (67,054,625)      (59,497,075)
                                                                                ------------      ------------
                                                                                  19,715,399       (19,094,305)
                                                                                ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . . .         5,592,875       (33,650,262)
                                                                                ------------      ------------
                                                                                $  5,615,429        66,082,605
                                                                                ============      ============



                             See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999              1998               1997
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $ 6,941,998        18,298,367         24,598,580
  Interest income. . . . . . . . . . . . . . . . . . . .          384,486           454,840            611,182
                                                              -----------       -----------        -----------
                                                                7,326,484        18,753,207         25,209,762
                                                              -----------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        3,773,184         9,214,385         12,069,706
  Depreciation . . . . . . . . . . . . . . . . . . . . .            --                --             1,009,322
  Property operating expenses. . . . . . . . . . . . . .        3,880,221         9,113,096         13,811,077
  Professional services. . . . . . . . . . . . . . . . .          310,885           505,194            287,978
  Amortization of deferred expenses. . . . . . . . . . .          179,595           495,790            944,813
  General and administrative . . . . . . . . . . . . . .          349,056           458,747            450,104
  Provision for value impairment . . . . . . . . . . . .            --                --            13,143,000
                                                              -----------       -----------        -----------
                                                                8,492,941        19,787,212         41,716,000
                                                              -----------       -----------        -----------

                                                               (1,166,457)       (1,034,005)       (16,506,238)

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . .            --               42,533            430,047
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .           14,014           265,479            586,796
                                                              -----------       -----------        -----------
          Earnings (loss) before gains on
            sale or disposition of investment
            properties or interest in
            investment properties. . . . . . . . . . . .       (1,152,443)         (725,993)       (15,489,395)

Gains on sale of investment properties or
  interest in investment properties. . . . . . . . . . .       31,131,464           400,000         10,705,403
                                                              -----------       -----------        -----------





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 1999              1998               1997
                                                             ------------      ------------       ------------
          Earnings (loss) before
            extraordinary items. . . . . . . . . . . . .       29,979,021          (325,993)        (4,783,992)

Extraordinary items. . . . . . . . . . . . . . . . . . .       16,821,666             --                 --
                                                              -----------       -----------        -----------
          Net earnings (loss). . . . . . . . . . . . . .      $46,800,687          (325,993)        (4,783,992)
                                                              ===========       ===========        ===========

          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gains on sale
                or disposition of investment
                properties or interest in
                investment properties. . . . . . . . . .      $     (8.05)            (5.07)           (108.21)
              Gains on sale of investment properties
                or interest in investment properties . .           224.29              2.88              77.13
              Extraordinary items. . . . . . . . . . . .           121.20             --                 --
                                                              -----------       -----------        -----------

                                                              $    337.44             (2.19)            (31.08)
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

                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                      YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------
Balance
 (deficit)
 December 31,
 1996. . . . .   $1,000  (12,895,787)    (1,116,446) (14,011,233)  121,935,233  (76,960,040) (45,067,975)       (92,782)

Net earnings
 (loss). . . .     --       (512,522)         --        (512,522)       --       (4,271,470)       --        (4,271,470)
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------

Balance
 (deficit)
 December 31,
 1997. . . . .    1,000  (13,408,309)    (1,116,446) (14,523,755)  121,935,233  (81,231,510) (45,067,975)    (4,364,252)

Net earnings
 (loss). . . .     --        (25,040)         --         (25,040)       --         (300,953)       --          (300,953)

Cash distri-
 butions
($105 per
 limited
 Partner-
 ship
 interest. . .     --          --            (7,162)      (7,162)       --            --     (14,429,100)   (14,429,100)
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------

Balance
 (deficit)
 December 31,
 1998. . . . .    1,000  (13,433,349)    (1,123,608) (14,555,957)  121,935,233  (81,532,463) (59,497,075)   (19,094,305)





                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------
Net earnings
 (loss). . . .    --         433,433          --         433,433        --       46,367,254        --        46,367,254

Cash distri-
 butions
($55 per
 limited
 Partner-
 ship
 interest. . .     --          --             --           --           --            --      (7,557,550)    (7,557,550)
                  -----  -----------   ------------ ------------   -----------  ----------- ------------    -----------

Balance
 (deficit)
 December 31,
 1999. . . . .   $1,000  (12,999,916)    (1,123,608) (14,122,524)  121,935,233  (35,165,209) (67,054,625)    19,715,399
                 ======  ===========   ============ ============   ===========  =========== ============    ===========















                              See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                 1999                1998              1997
                                                             ------------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .     $ 46,800,687           (325,993)       (4,783,992)
  Items not requiring (providing) cash
    or cash equivalents:
      Depreciation . . . . . . . . . . . . . . . . . . .            --                 --            1,009,322
      Amortization of deferred expenses. . . . . . . . .          179,595            495,790           944,813
      Long-term debt - deferred interest . . . . . . . .        1,008,260          2,116,493         2,269,513
      Provision for value impairment . . . . . . . . . .            --                 --           13,143,000
      Partnership's share of operations of
        unconsolidated ventures. . . . . . . . . . . . .            --               (42,533)         (430,047)
      Venture partners' share of ventures'
        operations . . . . . . . . . . . . . . . . . . .          (14,014)          (265,479)         (586,796)
      Gains on sale of investment properties or
        interest in investment properties. . . . . . . .      (31,131,464)          (400,000)      (10,705,403)
      Extraordinary items. . . . . . . . . . . . . . . .      (16,821,666)             --                --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .         (163,864)           317,944           (79,028)
    Escrow deposits and restricted funds . . . . . . . .        2,353,746         (2,656,934)          (21,542)
    Prepaid expenses . . . . . . . . . . . . . . . . . .           74,278            (14,732)          557,477
    Accrued rents receivable . . . . . . . . . . . . . .           40,436             91,183         1,180,818
    Accounts payable . . . . . . . . . . . . . . . . . .         (371,571)           (98,604)         (302,184)
    Unearned rents . . . . . . . . . . . . . . . . . . .          413,418           (305,228)         (130,001)
    Accrued interest . . . . . . . . . . . . . . . . . .         (662,756)         2,398,152           612,716
    Accrued real estate taxes. . . . . . . . . . . . . .         (488,681)          (223,895)             (883)
    Tenant security deposits . . . . . . . . . . . . . .          (52,610)           (59,498)           45,302
    Deferred revenue . . . . . . . . . . . . . . . . . .         (131,061)           (36,405)          (33,283)
                                                             ------------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .        1,032,733            990,261         2,689,802
                                                             ------------        -----------       -----------




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                 1999               1998              1997
                                                             ------------        -----------       -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . .         (309,986)        (1,146,247)       (1,627,130)
  Payment of deferred expenses . . . . . . . . . . . . .          (50,199)          (469,283)         (922,716)
  Cash proceeds from sale or disposal of investment
    properties, or interest in investment
    properties, net of selling/disposal expenses . . . .        9,234,518          4,061,121        11,135,107
  Collection of mortgage notes receivable. . . . . . . .            --               400,000             --
                                                             ------------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        8,874,333          2,845,591         8,585,261
                                                             ------------        -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . .            --                 --             (968,822)
  Distributions to venture partners. . . . . . . . . . .            --                 --             (162,869)
  Distributions to limited partners. . . . . . . . . . .       (7,557,550)       (14,429,100)            --
  Distributions to general partners. . . . . . . . . . .            --                (7,162)            --
                                                             ------------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (7,557,550)       (14,436,262)       (1,131,691)
                                                             ------------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .        2,349,516        (10,600,410)       10,143,372
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        3,240,125         13,840,535         3,697,163
                                                             ------------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .     $  5,589,641          3,240,125        13,840,535
                                                             ============        ===========       ===========






                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                 1999               1998              1997
                                                             ------------        -----------       -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .     $  3,427,680          4,699,740         9,187,477
                                                             ============        ===========       ===========
  Non-cash investing and financing activities:
    Escrowed funds applied by lender to
      long-term debt . . . . . . . . . . . . . . . . . .     $      --                 --              451,409
                                                             ============        ===========       ===========
    Distribution of net assets to venture partner
      upon liquidation of joint venture. . . . . . . . .     $      --                 --            6,150,826
                                                             ============        ===========       ===========
    Conversion of note payable and accrued interest
      to venture partner's contribution
      to venture . . . . . . . . . . . . . . . . . . . .     $      --                 --            3,656,921
                                                             ============        ===========       ===========
    Activity due to disposition of investment property:
      Reduction of property held for disposition . . . .     $(29,769,839)             --                --
      Reduction of long-term debt. . . . . . . . . . . .       44,676,002              --                --
      Reduction of accrued interest payable. . . . . . .        2,840,205              --                --
      Reduction of net (assets) liabilities. . . . . . .         (924,702)             --                --
                                                             ------------        -----------        ----------
          Extraordinary gains. . . . . . . . . . . . . .     $ 16,821,666              --                --
                                                             ============        ===========       ===========
    Activity due to sale of interest in investment
     property:
      Reduction of property held for disposition . . . .     $(24,037,279)             --                --
      Reduction of long-term debt. . . . . . . . . . . .       49,838,564              --                --
      Reduction of net (assets) liabilities. . . . . . .       (3,942,587)             --                --
                                                             ------------        -----------        ----------
          Partnership interest in investment
            property sold. . . . . . . . . . . . . . . .     $ 21,858,698              --                --
                                                             ============        ===========       ===========








                             See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (through joint ventures) an equity investment in an office building and an enclosed shopping mall. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently intends to conduct an orderly liquidation and wind up its affairs not later than December 31, 2000. However, this will depend upon the Partnership's ability to resolve the real estate tax appeal relating to the Mall of Memphis.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures; Mall of Memphis Associates ("Mall of Memphis") (which was disposed of in May 1999) and Riverfront Office Park Joint Venture ("Riverfront") (in which the Partnership's interest was sold in June 1999) in which the Partnership had certain preferential claims and rights, as discussed below; also included are the accounts of 767 Third Avenue Associates ("767 Third Avenue") (prior to its liquidation in September 1997). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Carlyle/National City Associates ("Carlyle/National City"). Accordingly, the accompanying consolidated financial statements do not include the accounts of Carlyle/National City. The Partnership sold its interest in Carlyle/National City Associates in December 1997.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:


                                                           1999                                  1998
                                           -------------------------------       ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (Unaudited)        GAAP BASIS         (UNAUDITED)
                                           ------------       -----------       ------------       -----------


Total assets . . . . . . . . . . . . .     $  5,615,429        21,999,370         66,082,605        19,231,417

Partners' capital accounts
  (deficit):
    General partners.. . . . . . . . .      (14,122,524)       (5,587,025)      (14,555,957)        (9,143,316)
    Limited partners.. . . . . . . . .       19,715,399        27,563,491       (19,094,305)           (62,202)

Net earnings (loss):
    General partners.. . . . . . . . .          433,433         3,556,291           (25,040)           866,944
    Limited partners.. . . . . . . . .       46,367,254        35,183,243          (300,953)          (321,119)

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .           337.44            256.05             (2.19)             (2.34)
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,500,000 at December 31, 1999 and $3,218,280 at December 31, 1998) as
cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of leasing and financing fees incurred in connection with the acquisition and operation of the properties. Deferred leasing fees and deferred financing fees were amortized using the straight-line method over the terms stipulated in the related agreements.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due, the Partnership accrued rental income over the full period of occupancy on a straight-line basis.

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership had acquired, either directly or through joint ventures, ten apartment complexes, eight office buildings, and an enclosed shopping mall. During 1984, the Partnership sold its Arlington, Texas and its Red Bank, Tennessee apartment complexes. During 1986, the Partnership sold its interest in Am-Car Real Estate Partnership-I joint venture ("AM-CAR"), which had ownership interests in the Pavillion Towers office complex located in Aurora, Colorado and the Coast Federal Office Building located in Pasadena, California. During 1988, the Partnership (through Somerset Lake Associates) sold its Indianapolis, Indiana apartment complex. During 1991, the Partnership disposed of its interest in the Gatehall Plaza office building located in Parsippany, New Jersey. During 1992, the Partnership sold its interest in the Wood Forest Glen Apartments, the Meadowcrest Apartments and the Bitter Creek Apartments. In addition, during 1992, the lender realized upon its security and took title to the Yerba Buena West Office Building. During 1993, the Partnership sold its interest in the South Point Apartments. During 1994, the lender realized upon its security and took title to the 824 Market Street Office Building. During 1996, the Partnership sold its interest in the Scotland Yard Phase I and II Apartments, and the El Dorado View Apartments. During 1997, the Partnership sold its interest in the 767 Third Avenue office building and its interest in the National City Center office building. During 1999, the Partnership disposed of the Mall of Memphis and sold its interest in the Riverfront Office Park joint venture.

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
                                                     ==

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") as required in the first quarter of 1996. SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized was the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity has commenced or was expected to commence in the near term or the Partnership had concluded that it might dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its
security.   In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value was less than the existing non-recourse debt which was secured by the property. There could be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

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

     The net results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1999 or sold or disposed of during the past three years were ($677,286), $64,727, and ($15,946,311), respectively, for the years ended December 31, 1999, 1998 and 1997. In addition, the accompanying consolidated financial statements include $0, $42,533 and $430,047, respectively, of the Partnership's share of total property operations of $0, $309,884 and $3,133,199, of National City Center which was sold in December 1997.

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

     767 THIRD AVENUE OFFICE BUILDING

     On September 30, 1997, the 767 Third Avenue joint venture was liquidated in contemplation of the sale of the Partnership's interest. Accordingly, the pro rata share of the venture's assets and liabilities was distributed to the venture partner in a non-cash transaction. In addition, the $2,500,000 unsecured promissory note payable to the venture partner was satisfied by the venture partner's contribution at the liquidation of the venture. The operations of the 767 Third Avenue office building continued under a co-tenancy agreement until October 31, 1997, when the Partnership sold its undivided interest in the property. Although replacement of the joint venture with the co-tenancy arrangement had no economic effect on the Partnership, as of October 1, 1997, the consolidated financial statements no longer reflected 767 Third Avenue Associates' former venture partner's minority interest and reflected only the Partnership's distributed share of the assets and liabilities of the venture.

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

     RIVERFRONT OFFICE BUILDING

     On June 10, 1999, the Partnership, through the Riverfront Office Park joint venture, sold its interest in the Riverfront Office Building and the ground lease of the underlying land. For its interest in the property, the Partnership received a payment of $9,300,000 (before costs of sale) and release of its liability for the mortgage debt secured by the property, which had an outstanding balance of approximately $49,800,000 (of which the Partnership's share is approximately $24,900,000) at closing. In addition, for its interest in the property, the unaffiliated venture partner in the venture (or the partners in such unaffiliated venture partner) received a payment of approximately $455,000 and an approximate 9.6% interest in the newly formed joint venture. The joint venture is not affiliated with the Partnership or its General Partners, and the amount paid for the Partnership's interest in the property was determined by arm's-length negotiations.

     The joint venture had been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner reached an agreement to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, whose affiliate held the mortgage loan secured by the property. As a result of this transaction, the Partnership recognized a gain of $31,141,464 for financial reporting purposes and $23,145,103 for Federal income tax purposes in 1999. In addition, in connection with the transfer of the Partnership's interest and as is customary in such transactions, the venture agreed to certain representations and warranties with a stipulated survival period which expires June 10, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties which cannot exceed the cash payment received by the Partnership for its interest in the property.

     Effective November 1995, the joint venture entered into a Loan Repayment Agreement with the existing lender. The terms of the agreement generally provided for a loan restructure that retroactively reduced the interest rate payable on the loans and adjusted the terms of the loans from their present maturity. The loans (which previously accrued interest at rates ranging from 10% to 14% per annum) accrued interest at 6% per annum for the period January 1, 1993 through December 31, 1997. Thereafter, the interest rate per annum was the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999; 8.25% from January 1, 2000 to December 31, 2002; and 9% from
January 1, 2003 to December 31, 2007. In addition, as participating interest and taking into account the annual interest payable as set forth above, the lender was entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) of approximately 50% of the proceeds from a sale of the property in excess of such minimum internal rate of return upon repayment.

     For financial reporting purposes, the principal amount of the loan and accrued interest as of the effective date of the restructuring was classified as long-term debt. In addition, notwithstanding the payments specified above, interest accrued at the effective rate of approximately 9.7% based upon the future cash payments specified by the terms of the Repayment Agreement. This additional accrued interest was classified as long-term debt.

     The loan restructure also required that net cash flow after debt service and capital be paid into an escrow account controlled by the lender to be used for future operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender. In this regard, in July 1997, $451,409 of escrowed funds was applied by the lender against the outstanding mortgage loan balance and, in October 1997, $615,217 of escrowed funds was released by the lender to fund leasing costs and other capital projects at the property. The agreement further prohibited distributions of excess cash flow after full funding of the escrow accounts. Such excess funds were to be retained and utilized prior to withdrawing escrow deposits for operating shortfalls, principal payments and costs associated with additional leasing as approved by the lender.

     In addition, the property operated under a ground lease and the joint venture had not made the scheduled ground lease payments since February 1993. The ground lessor was a general partner of the venture partner. In this regard, as a condition of the loan restructure discussed above, the ground lease was amended to provide for the deferral of any and all ground lease payments since February 1993 until the earlier of any future mortgage loan prepayment date (resulting from a sale or refinancing of the property) or December 31, 2007. Pursuant to this amendment, such unpaid ground rent accrued at the lesser of (a) interest at the amended loan terms or (b) 14% after repayment of the loan (net of any management fees received by the lessor). However, if the property produced certain levels of gross receipts (as defined by the restructured loan) for the years 1998 through 2003, the restructured loan allowed for partial payments of ground rent to be reinstated. Ground rent payments did not resume before the sale of the Partnership's interest in June 1999.

     As the Partnership had committed to a plan to sell or dispose of the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, was no longer subject to continued depreciation.

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

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow. During 1998, the Partnership recouped its 1997 advance and began remitting cash flow payments to the lender. The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, resulting in the Partnership no longer having an ownership interest in the property. The Partnership has no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. As a result, the Partnership recognized an extraordinary gain on forgiveness of debt of $11,347,490 and an extraordinary loss due to the write-off of the deferred mortgage fees of $498,896 for financial reporting purposes. The gain includes the effect of an impairment loss recognized by the Partnership in 1997 of approximately $13,143,000. The Partnership recognized a gain of $11,381,305 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1996 and June 1, 1997 each in the amount of $300,000 on a recourse basis. The Partnership made the June 1, 1996 and June 1, 1997 guaranteed debt service payments in December 1997 and December 1998, respectively. The remaining note payable was secured only by the venture partner's former partnership interest in the joint venture and was non-recourse to the Partnership. As a result of the Partnership transferring title to the property owned by the joint venture in May 1999, as discussed above, the Partnership is not obligated to pay the outstanding principal and interest and recognized an extraordinary gain of $5,973,072 for financial reporting purposes and a gain of $5,909,072 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

   In May 1994, an affiliate of the General Partners had assumed management of the property. Such affiliate had agreed at such time to pay the former manager (an affiliate of the venture partner) an annual fee of $50,000 as compensation for the assumption of the management contract. In conjunction with the August 1995 transfer of the venture partner's interest, the venture partner's rights to this annual management contract assumption fee were assigned to the Partnership and settled for $250,000 by such affiliate (subject to ratable refund by the Partnership should the management agreement be terminated prior to January 1, 2001). In July 1999, the Partnership due to the above discussed disposal paid the affiliate of the General Partner $127,877 as its ratable refund.

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

     YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. The sale price did not generate a level of distributable proceeds where the joint venture would have been entitled to a share. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, such joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid its unaffiliated former venture partners $27,000 in settlement of any of their potential claims realted to the matter. The Partnership's share of such amounts net of certain legal fees is approximately $800,000.

LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1999 and 1998:

                                                                                      1999             1998
                                                                                  -----------      -----------
10% first mortgage note; secured by the Mall of Memphis
  shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $279,823 through
  January 1, 2018; additional interest payable equal to 20%
  of certain rents in excess of a specified level ($0 in
  1999 and 1998) (property disposed of in May 1999). . . . . . . . . . . .       $     --           29,034,462

14-1/2% second mortgage note; secured by the Mall of Memphis shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $41,958 through
  January 1, 2018 (property disposed of in May 1999) . . . . . . . . . . .             --            3,280,282

10% third mortgage note; secured by the Mall of Memphis
  shopping center in Memphis, Tennessee; payable in monthly
  installments of principal and interest of $66,696 through
  April 1, 2003 (property disposed of in May 1999) . . . . . . . . . . . .             --            7,361,258

First mortgage note payable secured by the Riverfront office building in Cambridge, Massachusetts; payable in monthly
  installments of interest only at rates ranging from 6% to
  9% (7% beginning January 1, 1998) until December 31, 2007, or prepayment date, when the remaining balance, including the
  Minimum Return and Residual Amount (as defined), is payable;
  interest accrued at an effective rate of approximately 9.7%
  commencing November 1995 (Partnership's interest sold in June 1999). . .             --           48,830,304

8% promissory payable; secured by the Partnership's
  purchased interest in the Mall of Memphis Associates;
  payable annually to the extent of Net Cash Flow (as defined);
  subject to certain guaranteed minimum payments in 1996 and 1997;
  due August 8, 2002 (property disposed of in May 1999). . . . . . . . . .             --            5,000,000
                                                                                ------------       -----------
          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           93,506,306
          Less current portion of long-term debt . . . . . . . . . . . . .             --           39,676,002
                                                                                ------------       -----------
          Total long-term debt . . . . . . . . . . . . . . . . . . . . . .      $      --           53,830,304
                                                                                ============       ===========

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other disposition of investment properties are allocated first to the General Partners in an amount equal to the greater of the amount distributable to the General Partners from the proceeds of any such sale (as described below) or 1% of the profits from the sale. Losses from the sale or other disposition of investment properties will be allocated 1% to the General Partners. The remaining sale profits and losses will be allocated to the Holders of Interests.

     The Partnership Agreement also generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event which would cause the deficit balance in absolute amount in the capital account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the capital account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Holders of Interests.

     The General Partners are not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash receipts" of the Partnership are allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

    The Partnership Agreement provides that the Holders of Interests shall receive 99% and the General Partners shall receive 1% of the sale or refinancing proceeds of a real property (net after expenses and retained working capital) until the Holders of Interests (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Holders of Interests' aggregate initial capital investment in the Partnership, and (ii) have received cumulative cash distributions from the Partnership's operations which when combined with sale or refinancing proceeds previously distributed, equal to a 6% annual return on the Holders of Interests' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1983. After such distributions, the General Partners shall receive (to the extent not previously received) proceeds up to 3% of the aggregate sales price of properties previously sold by the Partnership with any remaining proceeds allocated 85% to the Holders of Interests and 15% General Partners. The Holders of Interests shall receive 100% of such net sale or refinancing proceeds until the Holders of Interests have received cash distributions of such net sale or refinancing proceeds in an amount equal to the Holders of Interests' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds the Holders of Interests have not received cash disbursements to satisfy this requirement, the General Partners will be required to return all of the 1% distribution of net sale or refinancing proceeds received to date, which as of December 31, 1999 aggregate approximately $208,000. The Holders of Interests are not expected to receive cash distributions of sale or refinancing proceeds in an amount equal to their initial capital investment.

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

MANAGEMENT AGREEMENTS

     An affiliate of the General Partners performed property management and leasing services at the Mall of Memphis. Leasing commissions at the Mall of Memphis were calculated at a rate, which approximated market, based on the terms of the related lease.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 1999, 1998 and 1997 are as follows:
                                                                UNPAID AT
                                                               DECEMBER 31,
                               1999        1998       1997        1999
                             --------    --------   --------   ------------
Property management
 and leasing fees. . . . . . $ 70,962     223,545    302,061         --
Insurance commissions. . . .      569      33,467     25,117         --
Reimbursement (at cost)
 for accounting
 services. . . . . . . . . .    2,724      26,079     19,001           66
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .   40,878      32,619     39,521        6,456
Reimbursement (at cost)
 for legal services. . . . .   13,323      13,346      7,364        2,906
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related to the on-site
 and other costs for
 the Partnership and
 its investment
 properties. . . . . . . . .    --             14         28        --
                             --------     -------    -------      ------
                             $128,456     329,070    393,092       9,428
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1999 and 1998.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock of JMB is owned, directly or indirectly, by certain of its officers, directors, members of their families, and their affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. (formerly known as Realty Associates-XI, L.P.), an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and their affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services, insurance brokerage services and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Corporate General Partner are as follows:

                                                                 SERVED IN
      NAME                       OFFICE                         OFFICE SINCE
      ----                       ------                         ------------

      Judd D. Malkin             Chairman                       5/03/71
                                 Director                       5/03/71
                                 Chief Financial Officer        2/22/96
      Neil G. Bluhm              President                      5/03/71
                                 Director                       5/03/71
      Burton E. Glazov           Director                       7/01/71
      Stuart C. Nathan           Executive Vice President       5/08/79
                                 Director                       3/14/73
      A. Lee Sacks               Director                       5/09/88
      John G. Schreiber          Director                       3/14/73
      H. Rigel Barber            Executive Vice President       1/02/87
                                 Chief Executive Officer        8/01/93
      Gary Nickele               Executive Vice President       1/01/92
                                 General Counsel                2/27/84
      Gailen J. Hull             Senior Vice President          6/01/88

     Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 6, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. The foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-XI and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 62) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) is an individual general partner of JMB Income-
V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investment business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates, and trustee of Amli Residential Properties Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997, no cash distributions were paid to the General Partners. In 1998, the General Partners were paid distributions of $7,162 and management fees of $11,936 which had been deferred since 1991.

     Urban Retail Properties, Co., an affiliate of the Corporate General Partner, provided property management and leasing services at the Mall of Memphis during 1999. In 1999, such affiliate earned and received property management and leasing fees amounting to $70,962. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1999 aggregating $569 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Corporate General Partner of the Partnership and their affiliates may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1999, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $56,925. Cumulative amounts unpaid at December 31, 1999 were $9,428.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth above in Item 10.

     In June 1999, Riverfront Office Park Joint Venture (the "Riverfront Venture"), in which the Partnership owned an interest, contributed its interest in the Riverfront Office Building (including its interest as lessee under the ground lease), subject to a mortgage loan, to BRE/Riverfront LLC ("BRE/Riverfront"). In exchange for its indirect interest in the property, which contains approximately 340,000 square feet net rentable space, the Partnership received $9,300,000, subject to adjustment for closing costs, and a release of obligations under the mortgage loan. For its interest in the property, the unaffiliated venture partner in the Riverfront Venture received a payment of approximately $455,000 and an approximate 9.6% interest in BRE/Riverfront. John G. Schreiber is (i) a director of JMB Realty Corporation ("JMB"), which is the Corporate General Partner of the Partnership, and (ii) a limited partner in the Associate General Partner of the Partnership. (JMB is also the general partner of the Associate General Partner.) Mr. Schreiber and his family members, directly or indirectly, own limited partnership interests in Blackstone Real Estate Advisors L.P. ("BREA") and certain of its affiliates, through which Mr. Schreiber and his family members have an interest of up to approximately 2.4% of the profits of BRE/Riverfront and have also invested in BRE/Riverfront up to a specified percentage (generally not in excess of 2%) of the equity capital invested by BREA and its affiliates and will be entitled to receive any profits from such investment in proportion to their equity capital invested. Mr. Schreiber or his family members also received a portion (approximately $132,000) of the acquisition fee paid by BRE/Riverfront to BREA and are entitled to receive a portion of the annual asset management fees to be paid by affiliates of BRE/Riverfront to BREA. The price and other terms of the transaction were determined by arm's-length negotiation. The decision on behalf of the Partnership (either for itself or as one of the venture partners in the Riverfront Venture) to enter into the transaction was made by JMB, which, as noted above, is the Corporate General Partner (and the general partner of the Associate General Partner) of the Partnership. Mr. Schreiber did not participate in JMB's decision on behalf of the Partnership to enter into the transaction, and Mr. Schreiber did not participate in the decision of BRE/Riverfront in regard to the consideration to be paid to the Partnership for its indirect interest in the Riverfront Office Building.

     Previously, in July 1997, BRE/ROPA, Inc. ("BRE/ROPA") had acquired the interest of Teachers Insurance and Annuity Associate of America, Inc. ("TIAA") as the lender under a mortgage loan secured by the Riverfront Office Building. Mr. Schreiber and his family members, directly or indirectly, through their ownership of limited partnership interests in BREA and its affiliates, had an interest of up to approximately 2.4% of the profits of BRE/ROPA and were entitled to receive a portion of the annual asset management fees paid by affiliates of BRE/ROPA to BREA. As a result of its acquisition of the loan, BRE/ROPA was entitled to receive payments when due, and otherwise exercise the rights of the lender, under the mortgage loan, including the right to receive a residual amount of approximately 50% of the proceeds from a sale of the property in excess of the lender's minimum internal rate of return amount for the loan.
Reference is made to the discussion under "Riverfront Office Building" in the Notes to Consolidated Financial Statements filed with this report for further information concerning the terms of the loan. BRE/ROPA had negotiated its acquisition of the lender's interest under the mortgage loan directly with TIAA. In connection with the June 1999 transaction, the mortgage loan which had an outstanding principal balance of approximately $49,800,000 was refinanced.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the
Partnership.

     (b)  The Corporate General Partner, its executive officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

                              NAME OF                                 AMOUNT AND NATURE
                              BENEFICIAL                                  OF BENEFICIAL                              PERCENT
TITLE OF CLASS                OWNER                                      OWNERSHIP                                 OF CLASS
--------------                ----------                               -----------------                             --------
Limited Partnership
Interests                    JMB Realty Corporation                   85 Interests directly (1)                     Less than 1%

Limited Partnership
Interests                    Corporate General                        85 Interests directly (1)                     Less than 1%
                             Partner, its
                             executive officers
                             and directors and
                             the Associate
                             General Partner
                             as a group


(1)  Includes 85 Interests owned by JMB Realty Corporation, for which it is deemed to have sole voting and investment power.

  No executive officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

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

              10-G. Purchase Agreement and Exhibits thereto between Carlyle/National City Associates and BRE/City Center, LLC dated December 3, 1997 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-10494) dated January 16, 1998.

              10-H. Agreement for Deed in Lieu of Foreclosure and Exhibits thereto, by and between Mall of Memphis Associates and the American Mall of Memphis, LLC dated May 14, 1999 are hereby incorporated herein by reference to the Partnership's report for May 14, 1999, on Form 8-K (File No. 0-10494) dated June 1, 1999.

              10-I. Letter Agreement to the Deed in Lieu of Foreclosure and Exhibits thereto dated May 24, 1999, related to the Mall of Memphis is hereby incorporated herein by reference to the Partnership's report for May 14, 1999, on Form 8-K (File No. 0-10494) dated June 1, 1999.

              10-J. Contribution agreement by and between Riverfront Office Park Joint Venture and BRE/Riverfront LLC dated June 10, 1999 is hereby incorporated herein by reference to the Partnership's report for June 10, 1999, on Form 8-K (File No. 0-10494) dated June 24, 1999.

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

     No annual report or proxy material for the fiscal year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                   By:     JMB Realty Corporation
                           Corporate General Partner


                           GAILEN J. HULL
                   By:     Gailen J. Hull
                           Senior Vice President
                   Date:   March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By:     JMB Realty Corporation
                           Corporate General Partner

                           JUDD D. MALKIN*
                   By:     Judd D. Malkin, Chairman and
                           Chief Financial Officer
                   Date:   March 24, 2000

                           NEIL G. BLUHM*
                   By:     Neil G. Bluhm, President and Director
                   Date:   March 24, 2000

                           H. RIGEL BARBER*
                   By:     H. Rigel Barber, Chief Executive Officer
                   Date:   March 24, 2000



                           GAILEN J. HULL
                   By:     Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                   Date:   March 24, 2000

                           A. LEE SACKS*
                   By:     A. Lee Sacks, Director
                   Date:   March 24, 2000

                           STUART C. NATHAN*
                   By:     Stuart C. Nathan, Executive Vice President
                             and Director
                   Date:   March 24, 2000

                   *By:    GAILEN J. HULL, Pursuant to a Power of Attorney



                           GAILEN J. HULL
                   By:     Gailen J. Hull, Attorney-in-Fact
                   Date:   March 24, 2000

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

10-B.       Acquisition documents related
            to the Mall of Memphis                     Yes

10-C.       Acquisition documents related
            to the Riverfront Office Building          Yes

10-D.       Amended and Restated Promissory
            Note, between Carlyle/National
            City Center Office Building                Yes

10-E.       Acquisition documents relating
            to the purchase by the Partnership
            of the venture partner's interest
            in the Mall of Memphis                     Yes

10-F.       Agreement of Sale between
            Carlyle Real Estate Limited
            Partnership - XI and John Street
            Fee LLC                                    Yes

10-G.       Purchase Agreement and Exhibits
            thereto between Carlyle/National
            City Associates and BRE/City
            Center, LLC                                Yes

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                           EXHIBIT INDEX - CONTINUED

                                                    DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE        PAGE
                                                  ------------        ----

10-H.       Agreement for Deed in Lieu of
            Foreclosure and Exhibits thereto
            between Mall of Memphis Associates
            and American Mall of Memphis, LLC          Yes

10-I.       Letter Agreement to the Deed in
            Lieu of Foreclosure and Exhibits
            thereto related to the Mall of
            Memphis                                    Yes

10-J.       Contribution Agreement between
            Riverfront Office Park Joint
            Venture and BRE/Riverfront, LLC            Yes

24.         Powers of Attorney                         No

27.         Financial Data Schedule                    No