Form 10-Q
period 2000-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 2000-05-12
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended
March 31, 2000                               Commission file number 0-10494



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



PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     12

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)


                                    ASSETS
                                    ------
                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . .    $ 5,588,170         5,589,641
  Rents and other receivables. . . . . . .         27,640            25,788
                                              -----------       -----------
          Total assets . . . . . . . . . .    $ 5,615,810         5,615,429
                                              ===========       ===========


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . .    $    71,860            22,554
                                              -----------       -----------
        Total liabilities. . . . . . . . .         71,860            22,554

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . .          1,000             1,000
    Cumulative net earnings (losses) . . .    (13,001,873)      (12,999,916)
    Cumulative cash distributions. . . . .     (1,123,608)       (1,123,608)
                                              -----------       -----------
                                              (14,124,481)      (14,122,524)
                                              -----------       -----------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . . .    121,935,233       121,935,233
    Cumulative net earnings (losses) . . .    (35,212,177)      (35,165,209)
    Cumulative cash distributions. . . . .    (67,054,625)      (67,054,625)
                                              -----------       -----------
                                               19,668,431        19,715,399
                                              -----------       -----------
        Total partners' capital
          accounts (deficits). . . . . . .      5,543,950         5,592,875
                                              -----------       -----------
                                              $ 5,615,810         5,615,429
                                              ===========       ===========












         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)




                                                 2000             1999
                                             -----------      -----------

Income:
  Rental income. . . . . . . . . . . . .     $     --           4,435,437
  Interest income. . . . . . . . . . . .          76,018           84,347
                                             -----------       ----------
                                                  76,018        4,519,784
                                             -----------       ----------

Expenses:
  Mortgage and other interest. . . . . .           --           2,313,352
  Property operating expenses. . . . . .           --           2,209,985
  Professional services. . . . . . . . .          44,905          135,931
  Amortization of deferred expenses. . .           --             107,635
  General and administrative . . . . . .          80,037           82,912
                                             -----------       ----------
                                                 124,942        4,849,815
                                             -----------       ----------
                                                 (48,924)        (330,031)

Venture partner's share of
  ventures' operations . . . . . . . . .           --              48,540
                                             -----------       ----------

        Net earnings (loss). . . . . . .     $   (48,924)        (281,491)
                                             ===========       ==========

Net earnings (loss) per limited
 partnership Interest. . . . . . . . . .     $      (.34)           (1.97)
                                             ===========       ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . .     $     --               --
                                             ===========       ==========




















         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $   (48,924)        (281,491)
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses. .           --             107,635
    Long-term debt - deferred
      accrued interest . . . . . . . . .           --             561,737
    Venture partner's share of
      venture's operations . . . . . . .           --             (48,540)
  Changes in:
    Rents and other receivables. . . . .          (1,852)        (207,149)
    Escrow deposits and
      restricted funds . . . . . . . . .           --            (676,205)
    Prepaid expenses . . . . . . . . . .           --             117,356
    Accrued rents receivable . . . . . .           --              39,215
    Accounts payable . . . . . . . . . .          49,305          124,478
    Unearned rents . . . . . . . . . . .           --             283,003
    Accrued interest . . . . . . . . . .           --              93,585
    Accrued real estate taxes. . . . . .           --             110,099
    Tenant security deposits . . . . . .           --              (7,775)
    Deferred revenue . . . . . . . . . .           --              (9,624)
                                            ------------      -----------
        Net cash provided by (used in)
          operating activities . . . . .          (1,471)         206,324
                                            ------------      -----------
Cash flows from investing activities:
  Additions to investment properties . .           --             (42,363)
                                            ------------      -----------
        Net cash provided by (used in)
          investing activities . . . . .           --             (42,363)
                                            ------------      -----------

        Net increase (decrease) in
          cash and cash equivalents. . .          (1,471)         163,961
        Cash and cash equivalents,
          beginning of year. . . . . . .       5,589,641        3,240,125
                                            ------------      -----------
        Cash and cash equivalents,
          end of period. . . . . . . . .    $  5,588,170        3,404,086
                                            ============      ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . .    $      --           1,658,030
                                            ============      ===========
  Non-cash investing and financing
    activities . . . . . . . . . . . . .    $      --               --
                                            ============      ===========





         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The Partnership and its consolidated ventures had previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption.
The results of operations, net of venture partner's share, for the three months ended March 31, 1999 for these properties were ($16,197).

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2000 and for the three months ended
March 31, 2000 and 1999 were as follows:
                                                                Unpaid at
                                                                March 31,
                                              2000      1999      2000
                                            -------    ------   ----------

Property management and leasing fees . .    $  --      41,256        --
Insurance commissions. . . . . . . . . .        726     --           726
Reimbursement (at cost) for out-
 of-pocket salary and salary-related
 expenses and other costs for the Partner-
 ship and its investment properties. . .      5,310    18,011      2,276
                                             ------    ------     ------
                                             $6,036    59,267      3,002
                                             ======    ======     ======

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


YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, the joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid to its limited partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of the settlement proceeds and cash held at the venture is approximately $800,000. The Partnership expects to receive such amount in the second quarter of 2000.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

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

     At March 31, 2000, the Partnership had cash and cash equivalents of approximately $5,588,170. Such funds are available for potential liabilities, if any, related to the representations and warranties made upon the sale of the Partnership's interest in Riverfront Office Building, working capital requirements and distribution to the Partners. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership.

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

     As previously reported in the Notes, the joint venture that owned the Yerba Buena Office Building filed a lawsuit against the former lender to such joint venture for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid its unaffiliated former venture partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of such amounts net of certain legal fees is approximately $800,000. The Partnership expects to receive its share of such amounts from the joint venture in 2000.

     The Partnership currently expects to conduct an orderly liquidation as quickly as practicable upon expiration of the representations and warranties to the purchaser that were required in connection with the sale of the Partnership's interest in the Riverfront Office Building. Consequently, the Partnership currently expects to wind up its affairs in 2000. However, the final liquidation may be delayed subject to the Partnership's ability to resolve the real estate tax appeal discussed above.

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

     The increase in accounts payable at March 31, 2000 as compared to December 31, 1999 is primarily due to the timing of payments for certain expenses of the Partnership.

PART IIOTHER INFORMATION

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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 12, 2000