Form 10-Q
period 2000-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 2000-08-14
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended
June 30, 2000                                Commission file number 0-10494



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

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)


                                    ASSETS
                                    ------
                                               JUNE 30,         DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . .    $ 6,355,201         5,589,641
  Other receivables. . . . . . . . . . . .         29,704            25,788
                                              -----------       -----------
          Total assets . . . . . . . . . .    $ 6,384,905         5,615,429
                                              ===========       ===========


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . .    $    22,165            22,554
                                              -----------       -----------
        Total liabilities. . . . . . . . .         22,165            22,554

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . .          1,000             1,000
    Cumulative net earnings (losses) . . .    (12,969,121)      (12,999,916)
    Cumulative cash distributions. . . . .     (1,123,608)       (1,123,608)
                                              -----------       -----------
                                              (14,091,729)      (14,122,524)
                                              -----------       -----------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . . .    121,935,233       121,935,233
    Cumulative net earnings (losses) . . .    (34,426,139)      (35,165,209)
    Cumulative cash distributions. . . . .    (67,054,625)      (67,054,625)
                                              -----------       -----------
                                               20,454,469        19,715,399
                                              -----------       -----------
        Total partners' capital
          accounts (deficits). . . . . . .      6,362,740         5,592,875
                                              -----------       -----------
                                              $ 6,384,905         5,615,429
                                              ===========       ===========












         See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)
                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .     $     --         2,399,194           --         6,834,631
  Interest income. . . . . . . . . . . . . . . . . .          82,080        105,346         158,098        189,693
  Other income . . . . . . . . . . . . . . . . . . .         855,484          --            855,484          --
                                                         -----------     ----------      ----------     ----------
                                                             937,564      2,504,540       1,013,582      7,024,324
                                                         -----------     ----------      ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . .           --         1,495,334           --         3,808,686
  Property operating expenses. . . . . . . . . . . .           --         1,513,109           --         3,723,094
  Professional services. . . . . . . . . . . . . . .          50,709         35,748          95,614        171,679
  Amortization of deferred expenses. . . . . . . . .           --            73,808           --           181,443
  General and administrative . . . . . . . . . . . .          68,066        131,768         148,103        214,680
                                                         -----------     ----------      ----------     ----------
                                                             118,775      3,249,767         243,717      8,099,582
                                                         -----------     ----------      ----------     ----------
                                                             818,789       (745,227)        769,865     (1,075,258)
Venture partner's share of ventures' operations. . .           --            56,134           --           104,674
                                                         -----------     ----------      ----------     ----------
        Earnings (loss) before gains on sale or
          disposition of investment property . . . .         818,789       (689,093)        769,865       (970,584)

Gains (loss) on sale or disposition of
  investment property or interest in
  investment property. . . . . . . . . . . . . . . .           --        31,131,464           --        31,131,464
                                                         -----------     ----------      ----------     ----------
        Earnings (loss) before extra-
          ordinary items . . . . . . . . . . . . . .         818,789     30,442,371         769,865     30,160,880

Extraordinary items. . . . . . . . . . . . . . . . .           --        16,821,666           --        16,821,666
                                                         -----------     ----------      ----------     ----------
        Net earnings (loss). . . . . . . . . . . . .     $   818,789     47,264,037         769,865     46,982,546
                                                         ===========     ==========      ==========     ==========




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------

Net earnings (loss) per limited partnership
 Interest:
  Earnings (loss) before gains on sale or
    disposition of investment property or
    interest in investment property. . . . . . . . .     $      5.72          (4.81)           5.38          (6.78)
  Gain (loss) on sale or disposition of
    investment property or interest in
    investment property. . . . . . . . . . . . . . .           --            224.29           --            224.29
  Extraordinary items. . . . . . . . . . . . . . . .           --            121.20           --            121.20
                                                         -----------     ----------      ----------     ----------

        Net earnings (loss). . . . . . . . . . . . .     $      5.72         340.68            5.38         338.71
                                                         ===========     ==========      ==========     ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . . .     $     --             --              --             --
                                                         ===========     ==========      ==========     ==========

















                             See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)



                                                     2000           1999
                                                 -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .   $   769,865     46,982,546
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of deferred expenses. . . . .         --           181,443
    Long-term debt - deferred
      accrued interest . . . . . . . . . . . .         --         1,008,260
    Venture partner's share of
      venture's operations . . . . . . . . . .         --          (104,674)
    Gain on sale or disposition of
      investment property or interest
      in investment property . . . . . . . . .         --       (31,131,464)
    Extraordinary items. . . . . . . . . . . .         --       (16,821,666)
  Changes in:
    Rents and other receivables. . . . . . . .        (3,916)        17,489
    Escrow deposits and restricted
      funds. . . . . . . . . . . . . . . . . .         --         2,071,805
    Prepaid expenses . . . . . . . . . . . . .         --          (106,230)
    Accounts payable . . . . . . . . . . . . .          (389)       365,305
    Unearned rents . . . . . . . . . . . . . .         --            16,180
    Accrued interest . . . . . . . . . . . . .         --          (966,208)
    Accrued real estate taxes. . . . . . . . .         --          (106,931)
    Tenant security deposits . . . . . . . . .         --            (9,624)
    Deferred revenue . . . . . . . . . . . . .         --          (131,061)
                                                 -----------    -----------
        Net cash provided by (used in)
          operating activities . . . . . . . .       765,560      1,265,170
                                                 -----------    -----------
Cash flows from investing activities:
  Additions to investment properties . . . . .         --          (372,701)
  Payment of deferred expenses . . . . . . . .         --           (28,585)
  Proceeds from sale of investment
    property or interest in investment
    property . . . . . . . . . . . . . . . . .         --         9,272,500
                                                 -----------    -----------
        Net cash provided by (used in)
          investing activities . . . . . . . .         --         8,871,214
                                                 -----------    -----------
        Net increase (decrease) in
          cash and cash equivalents. . . . . .       765,560     10,136,384
        Cash and cash equivalents,
          beginning of year. . . . . . . . . .     5,589,641      3,240,125
                                                 -----------    -----------
        Cash and cash equivalents,
          end of period. . . . . . . . . . . .   $ 6,355,201     13,376,509
                                                 ===========    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage
    and other interest . . . . . . . . . . . .   $     --         3,766,634
                                                 ===========     ==========

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                     2000           1999
                                                 -----------    -----------
  Non-cash investing and financing
   activities:
    Activity due to disposition of
     investment property:
      Reduction of property held for sale
       or disposition. . . . . . . . . . . . .  $      --       (29,769,839)
      Reduction of long-term debt. . . . . . .         --        44,676,002
      Reduction of accrued interest
       payable . . . . . . . . . . . . . . . .         --         2,840,205
      Reduction of net assets
       (liabilities) . . . . . . . . . . . . .         --          (924,702)
                                                 -----------    -----------
        Extraordinary gains. . . . . . . . . .   $     --        16,821,666
                                                 ===========    ===========

  Activity due to sale of interest in
   investment property:
    Reduction of property held for
      disposition. . . . . . . . . . . . . . .   $     --       (24,037,279)
    Reduction of long-term debt. . . . . . . .         --        49,838,564
    Reductions of net (assets) liabilities . .         --        (3,942,587)
                                                 -----------    -----------
        Partnership interest in
          investment sold. . . . . . . . . . .   $     --        21,858,698
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

                            JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. The Partnership and its consolidated ventures had previously committed to plans to sell or dispose of all their remaining investment properties, and has sold or disposed of each of them. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partner's share, for the six months ended
June 30, 1999 for these properties were ($551,401).

     Certain amounts in the 1999 consolidated financial statements have been changed to conform with the 2000 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 were as follows:

                                                                Unpaid at
                                                                 June 30,
                                              2000      1999      2000
                                            -------   -------   ----------

Property management and leasing fees . .    $  --      71,412       --
Insurance commissions. . . . . . . . . .        726     2,074       --
Reimbursement (at cost) for out-
 of-pocket salary and salary-related
 expenses and other costs for the Partner-
 ship and its investment properties. . .     15,846    36,022      5,100
                                            -------   -------     ------
                                            $16,572   109,508      5,100
                                            =======   =======     ======

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

     The joint venture had been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner reached an agreement to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, whose affiliate held the mortgage loan secured by the property. As a result of this transaction, the Partnership recognized a gain of $31,131,464 for financial reporting purposes and $23,145,103 for Federal income tax purposes in 1999. In addition, in connection with the transfer of the Partnership's interest and as is customary in such transactions, the venture agreed to certain representations and warranties with a stipulated survival period which expired June 10, 2000 with no liability to the Partnership.

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


YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, the joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the dispute. Simultaneously, the joint venture paid to its limited partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of the settlement proceeds and cash held at the venture was approximately $855,000. The Partnership received such amount in the second quarter of 2000.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999.

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

     At June 30, 2000, the Partnership had cash and cash equivalents of approximately $6,355,000. Such funds are available for working capital requirements and distribution to the Partners. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership.

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

     The Partnership has filed real estate tax appeals on behalf of the Mall of Memphis property for the tax years 1990 through 1997. Although the Partnership has reached an agreement in principle to settle the appeal, there can be no assurance that the Partnership will be successful in finalizing the appeal or that any significant funds will be available for distribution to the partners after issuing refunds, if any, to tenants at the mall and payment of expenses associated with the appeal.

     As previously reported in the Notes, the joint venture that owned the Yerba Buena Office Building filed a lawsuit against the former lender to such joint venture for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid its unaffiliated former venture partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of such amounts net of certain legal fees is approximately $855,000, which Partnership received from the joint venture in the second quarter of 2000.

     As the representations and warranties to the purchaser that were required in connection with the sale of the Partnership's interest in the Riverfront Office Building have expired, the Partnership expects to conduct an orderly liquidation. Consequently, the Partnership expects to wind up its affairs in 2000. However, the final liquidation may be delayed subject to the Partnership's ability to resolve the real estate tax appeal discussed above.

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

     The other income for the three and six months ended June 30, 2000 is the result of the settlement of the Yerba Buena Litigation. Reference is made to the Notes in the accompanying consolidated financial statements for a discussion of such transaction.

PART II  OTHER INFORMATION

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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  August 14, 2000