Form 10-Q
period 2000-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 2000-11-13
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended
September 30, 2000                           Commission file number 0-10494



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

                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)


                                    ASSETS
                                    ------
                                             SEPTEMBER 30,      DECEMBER 31,
                                                 2000              1999
                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . .    $ 6,362,067         5,589,641
  Other receivables. . . . . . . . . . . .         34,593            25,788
                                              -----------       -----------
          Total assets . . . . . . . . . .    $ 6,396,660         5,615,429
                                              ===========       ===========


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . .    $    11,367            22,554
                                              -----------       -----------
        Total liabilities. . . . . . . . .         11,367            22,554

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . .          1,000             1,000
    Cumulative net earnings (losses) . . .    (12,968,219)      (12,999,916)
    Cumulative cash distributions. . . . .     (1,123,608)       (1,123,608)
                                              -----------       -----------
                                              (14,090,827)      (14,122,524)
                                              -----------       -----------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . . .    121,935,233       121,935,233
    Cumulative net earnings (losses) . . .    (34,404,488)      (35,165,209)
    Cumulative cash distributions. . . . .    (67,054,625)      (67,054,625)
                                              -----------       -----------
                                               20,476,120        19,715,399
                                              -----------       -----------
        Total partners' capital
          accounts (deficits). . . . . . .      6,385,293         5,592,875
                                              -----------       -----------
                                              $ 6,396,660         5,615,429
                                              ===========       ===========












         See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                      (UNAUDITED)
                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .     $     --             --              --         6,834,631
  Interest income. . . . . . . . . . . . . . . . . .         101,029        129,599         259,127        319,292
  Other income . . . . . . . . . . . . . . . . . . .           --             --            855,484          --
                                                         -----------     ----------      ----------     ----------
                                                             101,029        129,599       1,114,611      7,153,923
                                                         -----------     ----------      ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . .           --             --              --         3,808,686
  Property operating expenses. . . . . . . . . . . .           --            35,429           --         3,758,523
  Professional services. . . . . . . . . . . . . . .          21,238        232,259         116,582        403,938
  Amortization of deferred expenses. . . . . . . . .           --             --              --           181,443
  General and administrative . . . . . . . . . . . .          57,508         61,888         205,611        276,568
                                                         -----------     ----------      ----------     ----------
                                                              78,746        329,576         322,193      8,429,158
                                                         -----------     ----------      ----------     ----------
                                                              22,283       (199,977)        792,418     (1,275,235)

Venture partner's share of ventures' operations. . .           --             --              --           104,674
                                                         -----------     ----------      ----------     ----------
        Earnings (loss) before gains on sale or
          disposition of investment property . . . .          22,283       (199,977)        792,418     (1,170,561)

Gain on sale of interest in investment property. . .           --             --              --        31,131,464
                                                         -----------     ----------      ----------     ----------
        Earnings (loss) before extra-
          ordinary items . . . . . . . . . . . . . .          22,283       (199,977)        792,418     29,960,903

Extraordinary items. . . . . . . . . . . . . . . . .           --             --              --        16,821,666
                                                         -----------     ----------      ----------     ----------
        Net earnings (loss). . . . . . . . . . . . .     $    22,283       (199,977)        792,418     46,782,569
                                                         ===========     ==========      ==========     ==========




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------

Net earnings (loss) per limited partnership
 Interest:
  Earnings before gain on sale of interest
    in investment property . . . . . . . . . . . . .     $       .16          (1.40)           5.54          (8.18)
  Gain on sale of interest in investment property. .           --             --              --            224.29
  Extraordinary items. . . . . . . . . . . . . . . .           --             --              --            121.20
                                                         -----------     ----------      ----------     ----------

        Net earnings (loss). . . . . . . . . . . . .     $       .16          (1.40)           5.54         337.31
                                                         ===========     ==========      ==========     ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . . .     $     --             55.00           --             55.00
                                                         ===========     ==========      ==========     ==========




















                             See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)



                                                     2000           1999
                                                 -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .   $   792,418     46,782,569
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of deferred expenses. . . . .         --           181,443
    Long-term debt - deferred
      accrued interest . . . . . . . . . . . .         --         1,008,260
    Venture partner's share of
      venture's operations . . . . . . . . . .         --          (104,674)
    Gain on sale of interest in
      investment property. . . . . . . . . . .         --       (31,131,464)
    Extraordinary items. . . . . . . . . . . .         --       (16,821,666)
  Changes in:
    Rents and other receivables. . . . . . . .        (8,805)        32,489
    Escrow deposits and restricted
      funds. . . . . . . . . . . . . . . . . .         --         2,334,423
    Prepaid expenses . . . . . . . . . . . . .         --          (106,230)
    Accounts payable . . . . . . . . . . . . .       (11,187)       382,498
    Unearned rents . . . . . . . . . . . . . .         --            16,180
    Accrued interest . . . . . . . . . . . . .         --        (1,211,917)
    Accrued real estate taxes. . . . . . . . .         --          (106,931)
    Tenant security deposits . . . . . . . . .         --            (9,624)
    Deferred revenue . . . . . . . . . . . . .         --          (131,061)
                                                 -----------    -----------
        Net cash provided by (used in)
          operating activities . . . . . . . .       772,426      1,114,295
                                                 -----------    -----------
Cash flows from investing activities:
  Additions to investment properties . . . . .         --          (372,701)
  Payment of deferred expenses . . . . . . . .         --           (28,585)
  Proceeds from sale of investment
    property or interest in investment
    property . . . . . . . . . . . . . . . . .         --         9,272,500
                                                 -----------    -----------
        Net cash provided by (used in)
          investing activities . . . . . . . .         --         8,871,214
                                                 -----------    -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . .         --        (7,557,550)
                                                 -----------    -----------
        Net cash provided by (used in)
          financing activities . . . . . . . .         --        (7,557,550)
                                                 -----------    -----------
        Net increase (decrease) in
          cash and cash equivalents. . . . . .       772,426      2,427,959
        Cash and cash equivalents,
          beginning of year. . . . . . . . . .     5,589,641      3,240,125
                                                 -----------    -----------
        Cash and cash equivalents,
          end of period. . . . . . . . . . . .   $ 6,362,067      5,668,084
                                                 ===========    ===========

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                     2000           1999
                                                 -----------    -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage
    and other interest . . . . . . . . . . . .   $     --         4,012,343
                                                 ===========     ==========
  Non-cash investing and financing
   activities:
    Activity due to disposition of
     investment property:
      Reduction of property held for sale
       or disposition. . . . . . . . . . . . .  $      --       (29,769,839)
      Reduction of long-term debt. . . . . . .         --        44,676,002
      Reduction of accrued interest
       payable . . . . . . . . . . . . . . . .         --         2,840,205
      Reduction of net (assets)
       liabilities . . . . . . . . . . . . . .         --          (924,702)
                                                 -----------    -----------
        Extraordinary gains. . . . . . . . . .   $     --        16,821,666
                                                 ===========    ===========

  Activity due to sale of interest in
   investment property:
    Reduction of property held for
      sale or disposition. . . . . . . . . . .   $     --       (24,037,279)
    Reduction of long-term debt. . . . . . . .         --        49,838,564
    Reduction of net (assets) liabilities. . .         --        (3,942,587)
                                                 -----------    -----------
        Partnership interest in
          investment sold. . . . . . . . . . .   $     --        21,858,698
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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. The Partnership and its consolidated ventures had previously committed to plans to sell or dispose of all their remaining investment properties, and has sold or disposed of each of them. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partner's share, for the nine months ended September 30, 1999 for these properties were ($568,311).

     Certain amounts in the 1999 consolidated financial statements have been changed to conform with the 2000 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 were as follows:

                                                                Unpaid at
                                                              September 30,
                                            2000      1999        2000
                                          -------   -------   -------------
Property management and
  leasing fees . . . . . . . . . . . .    $  --      71,412         --
Insurance commissions. . . . . . . . .        726     2,074         --
Reimbursement (at cost) for out-
 of-pocket salary and salary-related
 expenses and other costs for the
 Partnership and its investment
 properties. . . . . . . . . . . . . .     21,485    53,513        5,225
                                          -------   -------       ------
                                          $22,211   126,999        5,225
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


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999.

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

     At September 30, 2000, the Partnership had cash and cash equivalents of approximately $6,362,000. Such funds are available for working capital requirements and distribution to the Partners. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership.

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

     The other income for the nine months ended September 30, 2000 is the result of the settlement of the Yerba Buena Litigation. Reference is made to the Notes in the accompanying consolidated financial statements for a discussion of such transaction.

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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  November 10, 2000