Form 10-K405
period 2000-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XI
filed 2001-03-15
CIK 350667

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 2000                    Commission file number 0-10494



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

                               TABLE OF CONTENTS


                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    5

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .    5


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    5

Item 6.       Selected Financial Data. . . . . . . . . . . . .    6

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .    8

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .   10

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   11

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   31


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   31

Item 11.      Executive Compensation . . . . . . . . . . . . .   34

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   35

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   36


PART IV

Item 14.      Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K . . . . . . .   36


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   38

                                    PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership - XI (the "Partnership"), was a limited partnership formed in 1981 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $137,500,000 in Limited Partnership Interests (the "Interests") to the public at $1,000 per Interest commencing on May 8, 1981 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-70724). The offering closed on May 5, 1982. No Limited Partner made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership was required to terminate no later than December 31, 2031. The Partnership was self-liquidating in nature. At sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership resolved the real estate tax appeal relating to the Mall of Memphis, wound up its affairs and made a final liquidating distribution of $7,198,355 to the Holders of Interests and $172,620 to the General Partners, and terminated its operations and dissolved effective
December 31, 2000.

     The Partnership made the real property investments set forth in the following table:



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





NAME, TYPE OF PROPERTY                          DATE OF           SALE OR
    AND LOCATION                   SIZE        PURCHASE      DISPOSITION DATE            TYPE OF OWNERSHIP
----------------------          ----------     --------     ------------------           ---------------------

17.  Coast Federal
     Office Building
     Pasadena,
     California. . . . .         101,777        9/6/82           11/21/86                fee ownership of land and
                                  sq.ft.                                                 improvements
                                  n.r.a.
18.  National City Center
     Office Building
     Cleveland, Ohio . .         786,400        7/27/83          12/18/97                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)
19.  Yerba Buena West
     Office Building
     San Francisco,
     California. . . . .         267,687        8/30/85           6/24/92                fee ownership of land and
                                  sq.ft.                                                 improvements (through joint
                                  n.r.a.                                                 venture partnership)

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



     The Partnership had no employees.

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



ITEM 3.  LEGAL PROCEEDINGS

     At the time of the liquidation, the Partnership was not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 2000 and 1999.



                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 13,863 record holders of the Interests of the Partnership. On December 31, 2000, the Partnership made a liquidating distribution to the Holders of Interests and General Partners and subsequently terminated its operations and dissolved effective December 31, 2000. There had been no public market for Interests and it had not anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any economic aspects of the transaction, was subject to negotiation by the investor.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

          DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1999, 1998, 1997 AND 1996
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  2000            1999           1998            1997            1996
                             -------------   -------------    -----------    ------------   ------------
Total income . . . . . . . .  $  1,729,273       7,326,484     18,753,207      25,209,762     33,059,440
                              ============    ============   ============    ============   ============
Earnings (loss) before
 gains on sale or
 disposition of
 investment properties
 or interest in invest-
 ment properties and
 extraordinary items . . . .   $   799,100      (1,152,443)      (725,993)    (15,489,395)   (14,103,120)
Gains on sale or disposition
 of investment properties
 or interest in investment
 properties, net of venture
 partner's share . . . . . .         --         31,131,464        400,000      10,705,403     13,480,719
Extraordinary items. . . . .         --         16,821,666          --              --         1,180,286
                              ------------    ------------   ------------    ------------   ------------
     Net earnings (loss) . .  $    799,100      46,800,687       (325,993)     (4,783,992)       557,885
                              ============    ============   ============    ============   ============

Net earnings (loss) per
 limited partnership
 interest (b):
   Earnings (loss) before
     gains on sale or
     disposition of
     investment properties
     or interest in invest-
     ment properties and
     extraordinary items . .  $       5.60           (8.05)         (5.07)        (108.21)        (98.52)




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

    DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1999, 1998, 1997 AND 1996 - CONTINUED


                                  2000            1999            1998           1997           1996
                             -------------   -------------    -----------    ------------   ------------
   Gains on sale or dis-
    position of investment
    properties or interest
    in investment properties,
    net of venture
    partner's share. . . . .         --             224,29           2.88           77.13          97.12
   Extraordinary items . . .         --             121.20          --              --              8.50
   Reallocation among
    partners of gains on
    sales. . . . . . . . . .        (97.00)          --             --              --             --
                              ------------    ------------   ------------    ------------   ------------
     Net earnings (loss) . .  $     (91.40)         337.44          (2.19)         (31.08)          7.10
                              ============    ============   ============    ============   ============
Total assets . . . . . . . .  $  7,370,975       5,615,429     66,082,605      78,921,540    127,569,676
Long-term debt . . . . . . .  $      --              --        53,830,304      46,713,811    130,058,240
Cash distributions
 per Interest (c) (d). . . .  $      --              55.00         105.00           --             --
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

  (d)    This amount does not include the liquidating cash distribution of $7,198,355 ($52.56 per Interest) to the
Holders of Interests and $172,620 to the General Partners paid by the Partnership on December 31, 2000.


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

     The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     During 1998 and 1999, some of the Holders of Interests in the Partnership received from an unaffiliated third party unsolicited tender offers, each to purchase up to 4.5% of the Interests in the Partnership at between $20 and $110 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 5.03% of the Interests had been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     The General Partners were not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Pursuant to such terms of the Partnership agreement, the General Partners contributed approximately $771,000 to the Partnership immediately prior to liquidation. Such amount represents the restoration of the deficit balances in the General Partners' tax basis capital accounts. Distributions of "net cash receipts" of the Partnership were allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

    The Partnership Agreement provided that the Holders of Interests would receive 99% and the General Partners would receive 1% of the sale or refinancing proceeds of a real property (net after expenses and retained working capital) until the Holders of Interests (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Holders of Interests' aggregate initial capital investment in the Partnership, and (ii) had received cumulative cash distributions from the Partnership's operations which when combined with sale or refinancing proceeds previously distributed, equal to a 6% annual return on the Holders of Interests' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1983. After such distributions, the General Partners would receive (to the extent not previously received) proceeds up to 3% of the aggregate sales price of properties previously sold by the Partnership with any remaining proceeds allocated 85% to the Holders of Interests and 15% to the General Partners. The Holders of Interests would receive 100% of such net sale or refinancing proceeds until the Holders of Interests had received cash distributions of such net sale or refinancing proceeds in an amount equal to the Holders of Interests' aggregate initial capital investment in the Partnership. Since the Holders of Interests did not receive cash disbursements, including the final liquidating distribution to satisfy this requirement, the General Partners were required to return all of the 1% distribution of net sale or refinancing proceeds received. The General Partners returned such proceeds previously distributed to them of approximately $208,000 to the Partnership, immediately prior to liquidation.

     The Partnership has sold or disposed of all of its real estate assets and thereby dissolved in accordance with the terms of the Partnership Agreement. The Partnership made a final liquidating cash distribution to the Holders of Interests in the aggregate amount of $7,198,355 or $52.56 per Interest. In addition, the Partnership made a final liquidating cash distribution to its General Partners in the amount of $172,620 and paid a management fee to the Corporate General Partner in the amount of $287,700. The Partnership wound up its affairs effective December 31, 2000.

     MALL OF MEMPHIS

     In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the Mall of Memphis in consideration of a discharge of the mortgage loan, which resulted in the Partnership no longer having an ownership interest in such property. Reference is made to the Notes for a further discussion of this transaction.

     The Partnership filed a real estate tax appeal on behalf of the Mall of Memphis property for the tax years 1990 through 1997. The Partnership was successful in its appeal for the years 1990, 1996 and 1997. In the fourth quarter of 2000, the Partnership received approximately $1,027,000 (including interest) related to such appeal. The Partnership determined that approximately $508,000 must be disbursed to tenants and other parties (including certain attorneys). Of the remaining amount, approximately $421,000 was retained by the Partnership and $98,000 was reimbursed to the Partnership for expenses incurred with respect for the appeal.

     RIVERFRONT OFFICE BUILDING

     On June 10, 1999, the Partnership, through the Riverfront Office Park joint venture, sold its interest in the Riverfront Office Building and the ground lease of the underlying land. Reference is made to the Notes for a further description of this transaction.

     YERBA BUENA OFFICE BUILDING

     The joint venture that owned the Yerba Buena Office Building filed a lawsuit against the former lender to such joint venture for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgement and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the above mentioned disputes. Simultaneously, the joint venture paid its unaffiliated former venture partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of such amounts net of certain legal fees is approximately $855,000, which the Partnership received from the joint venture in the second quarter of 2000. Reference is made to the Notes for a further description of this transaction.

RESULTS OF OPERATIONS

     Significant fluctuations between the periods in the accompanying consolidated financial statements are primarily the result of the disposition of the Mall of Memphis in May 1999 and the sale of the Partnership's interest in the Riverfront Office Building in June 1999. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of the sale and disposition.

     The other income for the year ended December 31, 2000 is the result of the settlement of the Yerba Buena litigation and the successful real estate tax appeals related to the Mall of Memphis. Reference is made to the notes for a further discussion of such transactions.

     The decrease in professional services for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to legal fees incurred during 1999 in the suit against the lender of the Yerba Buena Office Building for breach of its obligations, as more fully discussed in the Notes.

     The management fees to Corporate General Partner for the year ended December 31, 2000 are the result of the final liquidating distribution paid to the General Partners. The management fee is based upon a percentage of the distributions of cash flow from operations.

     The increase in general and administrative expenses for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to an increase in certain liquidation costs.

     The Partnership's share of operations of unconsolidated venture for the year ended December 31, 1998 is primarily the Partnership's share of interest income earned by the venture on the sale proceeds prior to the venture's distribution to the Partnership of its share of such proceeds in February 1998.

     The gain on sale of investment property or interest in investment property for the year ended December 31, 1999 consists of the gain on the sale of the Partnership's interest in the Riverfront Office Building in June 1999 of $31,131,464. The gain on sale of investment property or interest in investment property for the year ended December 31, 1998 is due to $400,000 of deferred gain recognition as a result of the receipt in the fourth quarter of 1998 of a final settlement of past due amounts on the notes receivable related to the 1986 sale of Pavillion Towers.

     The extraordinary items for the year ended December 31, 1999 consist of a gain on forgiveness of debt of $11,347,490 related to the disposition of the Mall of Memphis (which includes the effect of an impairment loss recognized by the Partnership in 1997 of approximately $13,143,000), a loss of $498,896 related to the unamortized portion of Mall of Memphis's deferred mortgage and $5,973,072 of gain due to the write-off of the debt secured by the former venture partner's former partnership interest in the Mall of Memphis Associates joint venture.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 2000. As a result, there is no meaningful disclosure for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES



                                     INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2000 (Immediately prior to final liquidating distribution) and 1999

Consolidated Statements of Operations, years ended December 31, 2000
  (Immediately prior to final liquidating distribution), 1999 and 1998

Consolidated Statements of Partners' Capital Accounts (Deficit), years ended December 31, 2000 (Immediately prior to final liquidating distribution), 1999 and 1998

Consolidated Statements of Cash Flows, years ended December 31, 2000
  (Immediately prior to final liquidating distribution), 1999 and 1998

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XI and consolidated ventures at December 31, 2000 (immediately prior to final liquidating distribution) and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 (immediately prior to final liquidating distribution) and for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.









                                                 KPMG LLP


Chicago, Illinois
February 2, 2001

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND 1999


                                                        ASSETS
                                                        ------
                                                                                    2000               1999
                                                                                ------------       -----------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $  7,370,975         5,589,641
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .             --               25,788
                                                                                ------------      ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .         7,370,975         5,615,429
                                                                                ------------      ------------

                                                                                $  7,370,975         5,615,429
                                                                                ============      ============





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------
                                                                                    2000               1999
                                                                                ------------       -----------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      --               22,554
                                                                                ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .             --               22,554
                                                                                ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .             --               22,554

Partners' capital accounts (deficit):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .           980,000             1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .           316,228       (12,999,916)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (1,123,608)       (1,123,608)
                                                                                ------------      ------------
                                                                                     172,620       (14,122,524)
                                                                                ------------      ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .       121,935,233       121,935,233
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .       (47,682,253)      (35,165,209)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (67,054,625)      (67,054,625)
                                                                                ------------      ------------
                                                                                   7,198,355        19,715,399
                                                                                ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . . .         7,370,975         5,592,875
                                                                                ------------      ------------
                                                                                $  7,370,975         5,615,429
                                                                                ============      ============








                             See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1999 AND 1998

                                                                 2000              1999               1998
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $     --            6,941,998         18,298,367
  Interest income. . . . . . . . . . . . . . . . . . . .          354,457           384,486            454,840
  Other income . . . . . . . . . . . . . . . . . . . . .        1,374,816             --                 --
                                                              -----------       -----------        -----------
                                                                1,729,273         7,326,484         18,753,207
                                                              -----------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .            --            3,773,184          9,214,385
  Property operating expenses. . . . . . . . . . . . . .            --            3,880,221          9,113,096
  Professional services. . . . . . . . . . . . . . . . .          210,951           310,885            505,194
  Amortization of deferred expenses. . . . . . . . . . .            --              179,595            495,790
  Management fees to Corporate General Partner . . . . .          287,700             --                 --
  General and administrative . . . . . . . . . . . . . .          431,522           349,056            458,747
                                                              -----------       -----------        -----------
                                                                  930,173         8,492,941         19,787,212
                                                              -----------       -----------        -----------

                                                                  799,100        (1,166,457)        (1,034,005)

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . .            --                --                42,533
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .            --               14,014            265,479
                                                              -----------       -----------        -----------
          Earnings (loss) before gain on sale of
            investment property or interest in
            investment property and extraordinary
            items. . . . . . . . . . . . . . . . . . . .          799,100        (1,152,443)          (725,993)

Gain on sale of investment property or interest in
  investment property. . . . . . . . . . . . . . . . . .            --           31,131,464            400,000
                                                              -----------       -----------        -----------





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 2000              1999               1998
                                                             ------------      ------------       ------------
          Earnings (loss) before
            extraordinary items. . . . . . . . . . . . .          799,100        29,979,021           (325,993)

Extraordinary items. . . . . . . . . . . . . . . . . . .            --           16,821,666              --
                                                              -----------       -----------        -----------
          Net earnings (loss). . . . . . . . . . . . . .      $   799,100        46,800,687           (325,993)
                                                              ===========       ===========        ===========

          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gain on sale of
                investment property or interest in
                investment property and extraordinary
                items. . . . . . . . . . . . . . . . . .      $      5.60             (8.05)             (5.07)
              Gain on sale of investment property
                or interest in investment property . . .            --               224.29               2.88
              Extraordinary items. . . . . . . . . . . .            --               121.20              --
              Reallocation among partners of
                gains on sales . . . . . . . . . . . . .           (97.00)            --                 --
                                                              -----------       -----------        -----------

                                                              $    (91.40)           337.44              (2.19)
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

                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

           YEARS ENDED DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1999 AND 1998


                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------
Balance
 (deficit)
 December 31,
 1997. . . . . $  1,000  (13,408,309)    (1,116,446) (14,523,755)  121,935,233  (81,231,510) (45,067,975)    (4,364,252)

Net earnings
 (loss). . . .     --        (25,040)         --         (25,040)       --         (300,953)       --          (300,953)

Cash distri-
 butions
($105 per
 limited
 Partnership
 interest. . .     --          --            (7,162)      (7,162)       --            --     (14,429,100)   (14,429,100)
               --------  -----------   ------------ ------------   -----------  ----------- ------------    -----------

Balance
 (deficit)
 December 31,
 1998. . . . .    1,000  (13,433,349)    (1,123,608) (14,555,957)  121,935,233  (81,532,463) (59,497,075)   (19,094,305)

Net earnings
 (loss). . . .    --         433,433          --         433,433        --       46,367,254        --        46,367,254

Cash distri-
 butions
($55 per
 limited
 Partnership
 interest. . .     --          --             --           --           --            --      (7,557,550)    (7,557,550)
               --------  -----------   ------------ ------------   -----------  ----------- ------------    -----------




                                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                             GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                             NET                                      NET OF        NET
                CONTRI-    EARNINGS        CASH                      OFFERING     EARNINGS      CASH
                BUTIONS     (LOSS)     DISTRIBUTIONS     TOTAL        COSTS        (LOSS)   DISTRIBUTIONS       TOTAL
                -------   ----------   -------------  -----------  -----------   ---------- -------------    -----------

Balance
 (deficit)
 December 31,
 1999. . . . .    1,000  (12,999,916)    (1,123,608) (14,122,524)  121,935,233  (35,165,209) (67,054,625)    19,715,399

Net earnings
 (loss). . . .    --          31,965          --          31,965        --          767,135        --           767,135

Reallocation
 among part-
 ners of
 gains on
 sales . . . .    --      13,284,179          --      13,284,179        --      (13,284,179)       --       (13,284,179)

Cash contri-
 butions . . .  979,000        --             --         979,000        --            --           --             --
               --------  -----------   ------------ ------------   -----------  ----------- ------------    -----------

Balance
 (deficit)
 December 31,
 2000. . . . . $980,000      316,228     (1,123,608)     172,620   121,935,233  (47,682,253) (67,054,625)     7,198,355
               ========  ===========   ============ ============   ===========  =========== ============    ===========








                              See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

          YEARS ENDED DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1999 AND 1998



                                                                 2000                1999              1998
                                                             ------------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $   799,100         46,800,687          (325,993)
  Items not requiring (providing) cash
    or cash equivalents:
      Amortization of deferred expenses. . . . . . . . .            --               179,595           495,790
      Long-term debt - deferred interest . . . . . . . .            --             1,008,260         2,116,493
      Partnership's share of operations of
        unconsolidated venture . . . . . . . . . . . . .            --                 --              (42,533)
      Venture partners' share of ventures'
        operations . . . . . . . . . . . . . . . . . . .            --               (14,014)         (265,479)
      Gain on sale of investment property or interest
        in investment property . . . . . . . . . . . . .            --           (31,131,464)         (400,000)
      Extraordinary items. . . . . . . . . . . . . . . .            --           (16,821,666)            --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .           25,788           (163,864)          317,944
    Escrow deposits and restricted funds . . . . . . . .            --             2,353,746        (2,656,934)
    Prepaid expenses . . . . . . . . . . . . . . . . . .            --                74,278           (14,732)
    Accrued rents receivable . . . . . . . . . . . . . .            --                40,436            91,183
    Accounts payable . . . . . . . . . . . . . . . . . .          (22,554)          (371,571)          (98,604)
    Unearned rents . . . . . . . . . . . . . . . . . . .            --               413,418          (305,228)
    Accrued interest . . . . . . . . . . . . . . . . . .            --              (662,756)        2,398,152
    Accrued real estate taxes. . . . . . . . . . . . . .            --              (488,681)         (223,895)
    Tenant security deposits . . . . . . . . . . . . . .            --               (52,610)          (59,498)
    Deferred revenue . . . . . . . . . . . . . . . . . .            --              (131,061)          (36,405)
                                                             ------------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .          802,334          1,032,733           990,261
                                                             ------------        -----------       -----------




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                 2000               1999              1998
                                                             ------------        -----------       -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . .            --              (309,986)       (1,146,247)
  Payment of deferred expenses . . . . . . . . . . . . .            --               (50,199)         (469,283)
  Cash proceeds from sale of investment property,
    or interest in investment property,
    net of selling expenses. . . . . . . . . . . . . . .            --             9,234,518         4,061,121
  Collection of mortgage notes receivable. . . . . . . .            --                 --              400,000
                                                             ------------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .            --             8,874,333         2,845,591
                                                             ------------        -----------       -----------
Cash flows from financing activities:
  Contributions from general partners. . . . . . . . . .          979,000              --                --
  Distributions to limited partners. . . . . . . . . . .            --            (7,557,550)      (14,429,100)
  Distributions to general partners. . . . . . . . . . .            --                 --               (7,162)
                                                             ------------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .          979,000         (7,557,550)      (14,436,262)
                                                             ------------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .        1,781,334          2,349,516       (10,600,410)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        5,589,641          3,240,125        13,840,535
                                                             ------------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .     $  7,370,975          5,589,641         3,240,125
                                                             ============        ===========       ===========






                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                 2000               1999              1998
                                                             ------------        -----------       -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .     $      --             3,427,680         4,699,740
                                                             ============        ===========       ===========
  Non-cash investing and financing activities:
    Activity due to disposition of investment property:
      Reduction of property held for disposition . . . .     $      --           (29,769,839)            --
      Reduction of long-term debt. . . . . . . . . . . .            --            44,676,002             --
      Reduction of accrued interest payable. . . . . . .            --             2,840,205             --
      Reduction of net (assets) liabilities. . . . . . .            --              (924,702)            --
                                                             ------------        -----------        ----------
          Extraordinary items. . . . . . . . . . . . . .     $      --            16,821,666             --
                                                             ============        ===========       ===========
    Activity due to sale of interest in investment
     property:
      Reduction of property held for disposition . . . .     $      --           (24,037,279)            --
      Reduction of long-term debt. . . . . . . . . . . .            --            49,838,564             --
      Reduction of net (assets) liabilities. . . . . . .            --            (3,942,587)            --
                                                             ------------        -----------        ----------
          Partnership interest in investment
            property sold. . . . . . . . . . . . . . . .     $      --            21,858,698             --
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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO
                FINAL LIQUIDATING DISTRIBUTION), 1999 AND 1998



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     In 1998 and 1999, the Partnership held (through joint ventures) an equity investment in an office building and an enclosed shopping mall. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures; Mall of Memphis Associates ("Mall of Memphis") (which was disposed of in May 1999) and Riverfront Office Park Joint Venture ("Riverfront") (in which the
Partnership's interest was sold in June 1999) in which the Partnership had certain preferential claims and rights, as discussed below.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2000 (immediately prior to final liquidating distribution) and 1999 is summarized as follows:


                                                          2000                                 1999
                                           -------------------------------       ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (Unaudited)        GAAP BASIS         (UNAUDITED)
                                           ------------       -----------       ------------       -----------


Total assets . . . . . . . . . . . . .     $  7,370,975         7,370,975         5,615,429         21,999,370

Partners' capital accounts
  (deficit):
    General partners.. . . . . . . . .          172,620           172,620       (14,122,524)        (5,587,025)
    Limited partners.. . . . . . . . .        7,198,355         7,198,355        19,715,399         27,563,491

Net earnings (loss):
    General partners.. . . . . . . . .           31,965              (500)          433,433          3,556,291
    Limited partners.. . . . . . . . .          767,135       (15,583,991)       46,367,254         35,183,243

Reallocation among partners of
 gains on sales:
    General partners . . . . . . . . .       13,284,179         4,781,145             --                 --
    Limited partners . . . . . . . . .      (13,284,179)       (4,781,145)            --                 --

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .           (91.40)          (148.70)           337.44             256.05
                                           ============       ===========       ===========       ============


     The net earnings (loss) per limited partnership interest was based upon the Limited Partnership Interests outstanding at the end of each period. Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have, upon dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 required the Partnership to present a statement which classified receipts and payments according to whether they stemmed from operating, investing or financing activities. The required information had been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none at December 31, 2000 and $5,500,000 at December 31, 1999) as cash equivalents, which included investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     No provision for Federal or state income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

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

     Depreciation on the operating properties had been provided over estimated useful lives of the various components as follows:

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

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized was the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term or the Partnership had concluded that it might dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value was less than the existing non-recourse debt which was secured by the property.

     The net results of operations for consolidated properties sold or disposed of during the past three years were $0, ($677,286) and $64,727, respectively, for the years ended December 31, 2000, 1999 and 1998.

     The Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defined each of its property investments as an individual operating segment and had determined that such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131 which permits the property investments to be aggregated into one reportable segment. The Partnership assessed and measured operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership related to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership related to property investments.

INVESTMENT PROPERTIES

     RIVERFRONT OFFICE BUILDING

     On June 10, 1999, the Partnership, through the Riverfront Office Park joint venture, sold its interest in the Riverfront Office Building and the ground lease of the underlying land. For its interest in the property, the Partnership received a payment of $9,300,000 (before costs of sale) and release of its liability for the mortgage debt secured by the property, which had an outstanding balance of approximately $49,800,000 (of which the Partnership's share was approximately $24,900,000) at closing. In addition, for its interest in the property, the unaffiliated venture partner in the venture (or the partners in such unaffiliated venture partner) received a payment of approximately $455,000 and an approximate 9.6% interest in the newly formed joint venture. The joint venture was not affiliated with the Partnership or its General Partners, and the amount paid for the Partnership's interest in the property was determined by arm's-length negotiations.

     The joint venture had been marketing the property for sale and, in this regard, the Partnership and the unaffiliated venture partner reached an agreement to contribute their respective interests in the property (including their interests as lessees under the ground lease) to a newly formed joint venture, whose affiliate held the mortgage loan secured by the property. As a result of this transaction, the Partnership recognized a gain of $31,141,464 for financial reporting purposes and $23,145,103 for Federal income tax purposes in 1999. In addition, in connection with the transfer of the Partnership's interest and as customary in such transactions, the venture agreed to certain representations and warranties with a stipulated survival period which expired June 10, 2000, with no liability to the Partnership.

     Effective November 1995, the joint venture entered into a Loan Repayment Agreement with the existing lender. The terms of the agreement generally provided for a loan restructure that retroactively reduced the interest rate payable on the loans and adjusted the terms of the loans from their present maturity. Per the Agreement, the loans accrued interest at an interest rate per annum which was calculated based on the greater of the rate derived using the "Coverage Formula" (as defined) or 7% from January 1, 1998 to December 31, 1999. In addition, as participating interest and taking into account the annual interest payable as set forth above, the lender was entitled to earn a minimum internal rate of return ranging from 9% to 10.5% per annum calculated over the restructured loan term and a Residual Amount (as defined) of approximately 50% of the proceeds from a sale of the property in excess of such minimum internal rate of return upon repayment.

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

     The Partnership initiated discussions with the underlying lender regarding a loan modification and, in connection with these discussions, advanced approximately $604,000 to cover the property's required debt service payments through December 31, 1997. However, the lender was unwilling to grant an acceptable loan modification to cover future operating deficits. The Partnership therefore decided not to commit any additional amounts to the property and, effective January 1, 1998, suspended the payment of required debt service on its first, second and third mortgage notes secured by the property. The lender agreed to allow the Partnership to recoup its 1997 advance from 1998 operating cash flow. During 1998, the Partnership recouped its 1997 advance and began remitting cash flow payments to the lender. The Partnership entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. In May 1999, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan, resulting in the Partnership no longer having an ownership interest in the property. The Partnership had no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of this property. The Partnership was released from its environmental indemnity agreement as a result of this transaction, and was, therefore, able to withdraw approximately $1,000,000 from an escrow account primarily established to secure a portion of its potential obligation under the environmental indemnity. As a result, the Partnership recognized an extraordinary gain on forgiveness of debt of $11,347,490 and an extraordinary loss due to the write-off of the deferred mortgage fees of $498,896 for financial reporting purposes. The gain included the effect of an impairment loss recognized by the Partnership in 1997 of approximately $13,143,000. The Partnership recognized a gain of $11,381,305 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     Pursuant to the terms of a note payable by the Partnership to the former venture partner, the Partnership guaranteed a portion of the debt service payment payable on June 1, 1996 and June 1, 1997 each in the amount of $300,000 on a recourse basis. The Partnership made the June 1, 1996 and June 1, 1997 guaranteed debt service payments in December 1997 and December 1998, respectively. The remaining note payable was secured only by the venture partner's former partnership interest in the joint venture and was non-recourse to the Partnership. As a result of the Partnership transferring title to the property owned by the joint venture in May 1999, as discussed above, the Partnership was not obligated to pay the outstanding principal and interest and recognized an extraordinary gain of $5,973,072 for financial reporting purposes and a gain of $5,909,072 for Federal income tax purposes with no corresponding distributable proceeds in 1999.

     In May 1994, an affiliate of the General Partners had assumed management of the property. Such affiliate had agreed at such time to pay the former manager (an affiliate of the venture partner) an annual fee of $50,000 as compensation for the assumption of the management contract. In conjunction with the August 1995 transfer of the venture partner's interest, the venture partner's rights to this annual management contract assumption fee were assigned to the Partnership and settled for $250,000 by such affiliate (subject to ratable refund by the Partnership had the management agreement been terminated prior to January 1, 2001). In July 1999, the Partnership paid the affiliate of the General Partner $127,877 as its ratable refund.

     The Partnership filed a real estate tax appeal on behalf of the Mall of Memphis property for the tax years 1990 through 1997. The Partnership was successful in its appeal for the years 1990, 1996 and 1997. In the fourth quarter of 2000, the Partnership received approximately $1,027,000 (including interest) related to such appeal. The Partnership determined that approximately $508,000 must be disbursed to tenants and other parties (including certain attorneys) of the remaining amount, approximately $421,000 was retained by the Partnership and $98,000 was reimbursed to the Partnership for expenses incurred with respect for the appeal.

     YERBA BUENA OFFICE BUILDING

     Due to the default of the joint venture that owned the Yerba Buena Office Building (a partnership comprised of the Partnership, two other partnerships sponsored by the Partnership's Corporate General Partner, and four unaffiliated limited partners) in the payment of required debt service, the former lender to such joint venture realized on its security by taking title to the property in June 1992. In return for a smooth transition of title and management of the property (relative to which the existing property manager that was affiliated with the Partnership's Corporate General Partner agreed to continue to manage the property), the joint venture was able to negotiate, among other things, a right of first opportunity to purchase the property during the time frame from June 1995 through May 1998 should the lender wish to market the property for sale. The lender sold the property in 1996. However, the joint venture was not given an opportunity to purchase the property on the same terms for which it was sold. As previously reported, the joint venture filed a lawsuit against the lender for breach of its obligations. In June 1998, the court granted the lender's motion for summary judgment and dismissed the lawsuit. The joint venture appealed the dismissal. During the second quarter of 1999, the joint venture reached an agreement in principle with the lender to settle the lawsuit. In February 2000, the settlement was finalized and the former lender paid $1,400,000 to the joint venture in resolution of the dispute. Simultaneously, the joint venture paid to its unaffiliated former venture partners $27,000 in settlement of any of their potential claims related to the matter. The Partnership's share of the settlement proceeds and cash held at the venture was approximately $855,000. The Partnership received such amount in the second quarter of 2000.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations were allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other disposition of investment properties were allocated first to the General Partners in an amount equal to the greater of the amount distributable to the General Partners from the proceeds of any such sale (as described below) or 1% of the profits from the sale. Losses from the sale or other disposition of investment properties would have been allocated 1% to the General Partners. The remaining sale profits and losses were allocated to the Holders of Interests.

     The Partnership Agreement also generally provided that notwithstanding any allocation contained in the Agreement, if at any time profits were realized by the Partnership, any current or anticipated event which would cause the deficit balance in absolute amount in the capital account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners would be increased to the extent necessary to cause the deficit balance in the capital account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision was to allow the deferral of the recognition of taxable gain to the Holders of Interests.

     Based on provisions in the Partnership Agreement discussed below, the General Partners of the Partnership contributed, in total $979,000, immediately prior to the final liquidating distribution.

     The General Partners were not required to make any capital contribu-tions except under certain limited circumstances upon dissolution and termination of the Partnership. Pursuant to such terms of the Partnership Agreement, the General Partners contributed approximately $771,000 to the Partnership immediately prior to liquidation. Such amount represents the restoration of the deficit balances in the General Partners' tax basis capital accounts. Distributions of "net cash receipts" of the Partnership were allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

    The Partnership Agreement provided that the Holders of Interests would receive 99% and the General Partners would receive 1% of the sale or refinancing proceeds of a real property (net after expenses and retained working capital) until the Holders of Interests (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Holders of Interests' aggregate initial capital investment in the Partnership, and (ii) had received cumulative cash distributions from the Partnership's operations which when combined with sale or refinancing proceeds previously distributed, equal to a 6% annual return on the Holders of Interests' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1983. After such distributions, the General Partners would receive (to the extent not previously received) proceeds up to 3% of the aggregate sales price of properties previously sold by the Partnership with any remaining proceeds allocated 85% to the Holders of Interests and 15% to the General Partners. The Holders of Interests would receive 100% of such net sale or refinancing proceeds until the Holders of Interests had received cash distributions of such net sale or refinancing proceeds in an amount equal to the Holders of Interests' aggregate initial capital investment in the Partnership. Since the Holders of Interests did not receive cash disbursements including the final liquidating distribution to satisfy this requirement, the General Partners were required to return all of the 1% distribution of net sale or refinancing proceeds received. The General Partners returned such proceeds previously distributed to them of approximately $208,000 to the Partnership, immediately prior to liquidation.

     In connection with its winding up, the Partnership entered into an agreement (the "Winding Up agreement") with JMB Realty Corporation, the Corporate General Partner, pursuant to which the Corporate General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner $29,772 in cash (including $22,500 for real estate tax refund claims of tenants and former tenants at the Mall of Memphis and $2,500 for payment to the Illinois Department of Revenue for the Partnership's Illinois Replacement Tax) and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance, and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.

     Allocations among the partners in the accompanying accrual basis consolidated financial statements were made in accordance with the provisions of the Partnership Agreement and the venture agreements. Differences may have resulted between allocations among the partners on the GAAP basis and the tax basis. Such differences have had no significant effect on total assets, total partners' capital or net loss.

MANAGEMENT AGREEMENTS

     An affiliate of the General Partners performed property management and leasing services at the Mall of Memphis, prior to its disposition. Leasing commissions at the Mall of Memphis were calculated at a rate, which approximated market, based on the terms of the related lease.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 2000 (immediately prior to liquidation), 1999 and 1998 are as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                               2000        1999       1998        2000
                             --------    --------   --------   ------------
Property management
 and leasing fees. . . . . . $   --        70,962    223,545        --
Insurance commissions. . . .      726         569     33,467        --
Reimbursement (at cost)
 for accounting
 services. . . . . . . . . .   22,079       2,724     26,079        --
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .    3,960      40,878     32,619        --
Reimbursement (at cost)
 for legal services. . . . .    7,273      13,323     13,346        --
Management fees to
 Corporate General Partner .  287,700       --         --           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related to the on-site
 and other costs for
 the Partnership and
 its investment
 properties. . . . . . . . .   38,801       --            14        --
                             --------     -------    -------      ------
                             $360,539     128,456    329,070        --
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 2000 and 1999.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding stock of JMB is owned, directly or indirectly, by certain of its officers, directors, members of their families, and their affiliates. JMB, as the Corporate General Partner, had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property have been approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. (formerly known as Realty Associates-XI, L.P.), an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and their affiliates.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services, insurance brokerage services and administrative services. In general, such services were provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership could have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 2001. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, of the partnerships that are or were associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XIII, Carlyle-XIV and Carlyle-XV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 63) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. which owns, manages and develops shopping centers, from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is an individual general partner of JMB Income-
V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 62) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 59) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 67) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 54) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brickman Group, Ltd. From February 1995 until November 2000 Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice president of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 52) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The Partnership was required to pay a management fee to the Corporate General Partner and the General Partners were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. At liquidation, cash distributions of $172,620 were paid to the General Partners. In 1998, the General Partners were paid distributions of $7,162 and management fees of $11,936 which had been deferred since 1991.

     Urban Retail Properties, Co., an affiliate of the Corporate General Partner, provided property management and leasing services at the Mall of Memphis during 1999. In 1999, such affiliate earned and received property management and leasing fees amounting to $70,962. As set forth in the Prospectus of the Partnership, the Corporate General Partner was required to negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements were terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 2000 aggregating $726 in connection with the provision of professional liability insurance.

     The Corporate General Partner of the Partnership and their affiliates were reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 2000, the Corporate General Partner of the Partnership was due reimbursement for such expenses in the amount of $72,133, all of which was paid at December 31, 2000.

     The Partnership was permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is set forth above in Item 10.

     The Partnership has sold or disposed of all of its real estate assets and thereby dissolved in accordance with the terms of the Partnership Agreement. The Partnership made a final liquidating cash distribution to the Holders of Interests in the aggregate amount of $7,198,355 or $52.56 per Interest. In addition, the Partnership made a final liquidating cash distribution to its General Partners in the amount of $172,620 and paid a management fee to the Corporate General Partner in the amount of $287,700. The Partnership wound up its affairs effective December 31, 2000.

     In connection with its winding up, the Partnership entered into an agreement (the "Winding Up agreement") with JMB Realty Corporation, the Corporate General Partner, pursuant to which the Corporate General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner $29,772 in cash (including $22,500 for real estate tax refund claims of tenants and former tenants at the Mall of Memphis and $2,500 for payment to the Illinois Department of Revenue for the Partnership's Illinois Replacement Tax) and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance, and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership immediately prior to its liquidation and winding up.

     (b)  The Corporate General Partner, its executive officers and directors and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation and winding up:

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


     (1)  Included 85 Interests owned by JMB Realty Corporation, for which it was deemed to have sole voting and investment power.

     No executive officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General
Partner.

     (c)  There existed no arrangements, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.



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

              4-B. First through third mortgage loan documents secured by the Riverfront Office Building in Cambridge, Massachusetts are hereby incorporated by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-70724) dated May 8, 1981.

              4-C.* Fourth mortgage loan document secured by the Riverfront Office Building in Cambridge, Massachusetts is hereby incorporated by reference to Exhibit 4-D to the Partnership's Report on Form 10-K for December 31, 1994 dated on March 27, 1995.

              4-D. Deed of trust note document dated March 31, 1993 secured by the Mall of Memphis in Memphis, Tennessee is hereby incorporated by reference to Exhibit 4-E to the Partnership's Report on Form 10-K for December 31, 1994 dated on March 27, 1995.

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

              10-D. Agreement for Deed in Lieu of Foreclosure and Exhibits thereto, by and between Mall of Memphis Associates and the American Mall of Memphis, LLC dated May 14, 1999 are hereby incorporated herein by reference to the Partnership's report for May 14, 1999, on Form 8-K (File No. 0-10494) dated June 1, 1999.

              10-E. Letter Agreement to the Deed in Lieu of Foreclosure and Exhibits thereto dated May 24, 1999, related to the Mall of Memphis is hereby incorporated herein by reference to the Partnership's report for May 14, 1999, on Form 8-K (File No. 0-10494) dated June 1, 1999.

              10-F. Contribution agreement by and between Riverfront Office Park Joint Venture and BRE/Riverfront LLC dated June 10, 1999 is hereby incorporated herein by reference to the Partnership's report for June 10, 1999, on Form 8-K (File No. 0-10494) dated June 24, 1999.

              24.   Powers of Attorney

              _____________

              * Previously filed in Exhibits 3-A, 3-B and 4-D to the Partnership's Report on Form 10-K for December 31, 1992 of the Securities Exchange Act of 1934 (File No. 0-10494) filed on March 19, 1993.

     (b) No reports on Form 8K were filed since the beginning of the last quarter covered by this report.

     No annual report or proxy material for the fiscal year 2000 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI

                   By:     JMB Realty Corporation
                           Corporate General Partner


                           GAILEN J. HULL
                   By:     Gailen J. Hull
                           Senior Vice President
                   Date:   March 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By:     JMB Realty Corporation
                           Corporate General Partner

                           JUDD D. MALKIN*
                   By:     Judd D. Malkin, Chairman and
                           Chief Financial Officer
                   Date:   March 15, 2001

                           NEIL G. BLUHM*
                   By:     Neil G. Bluhm, President and Director
                   Date:   March 15, 2001

                           H. RIGEL BARBER*
                   By:     H. Rigel Barber, Chief Executive Officer
                   Date:   March 15, 2001



                           GAILEN J. HULL
                   By:     Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                   Date:   March 15, 2001

                           A. LEE SACKS*
                   By:     A. Lee Sacks, Director
                   Date:   March 15, 2001

                           STUART C. NATHAN*
                   By:     Stuart C. Nathan, Executive Vice President
                             and Director
                   Date:   March 15, 2001

                   *By:    GAILEN J. HULL, Pursuant to a Power of Attorney



                           GAILEN J. HULL
                   By:     Gailen J. Hull, Attorney-in-Fact
                   Date:   March 15, 2001

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XI
                                 EXHIBIT INDEX

                                                    DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE        PAGE
                                                  ------------        ----
3-A.        The Prospectus of the
            Partnership dated May 8,
            1981                                       Yes

3-B.        Amended and Restated Agreement of
            Limited Partnership                        Yes

4-A.        Mortgage loan documents secured
            by the Mall of Memphis                     Yes

4-B.        First through third mortgage
            loan documents secured by the
            Riverfront Office Building                 Yes

4-C.        Fourth mortgage loan document
            secured by the Riverfront
            Office Building                            Yes

4-D.        Deed of trust note dated
            March 31, 1993 secured by the
            Mall of Memphis                            Yes

4-E.        Loan Repayment Agreement
            secured by the Riverfront
            Office Building                            Yes

10-A.       Acquisition documents related
            to the Mall of Memphis                     Yes

10-B.       Acquisition documents related
            to the Riverfront Office Building          Yes

10-C.       Acquisition documents relating
            to the purchase by the Partnership
            of the venture partner's interest
            in the Mall of Memphis                     Yes

10-D.       Agreement for Deed in Lieu of
            Foreclosure and Exhibits thereto
            between Mall of Memphis Associates
            and American Mall of Memphis, LLC          Yes

10-E.       Letter Agreement to the Deed in
            Lieu of Foreclosure and Exhibits
            thereto related to the Mall of
            Memphis                                    Yes

10-F.       Contribution Agreement between
            Riverfront Office Park Joint
            Venture and BRE/Riverfront, LLC            Yes

24.         Powers of Attorney                         No